Form 10-Q
period 2004-07-03
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2004-08-13
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 3, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

333-80337

Keystone Automotive Operations, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2950980
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

44 Tunkhannock Avenue

Exeter, Pennsylvania 18643

(800) 233-8321

(Address, zip code, and telephone number, including

area code, of registrant’s principal executive office.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED JULY 3, 2004

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 3, 2004	January 3, 2004
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$16,102	$7,552
Trade accounts receivable, net	37,907	31,033
Inventories	83,989	69,407
Deferred tax assets	2,594	763
Prepaid expenses and other current assets	4,824	4,907

Total current assets	145,416	113,662
Property, plant and equipment, net	50,640	51,320
Deferred financing costs, net	19,742	20,431
Goodwill	169,722	168,029
Capitalized software, net	1,740	2,750
Intangible assets	201,713	207,175
Other assets	280	327

Total assets	$589,253	$563,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,000	$10,000
Trade accounts payable	57,366	35,674
Accrued interest	3,377	3,321
Accrued compensation	7,071	6,920
Accrued expenses	10,325	3,484

Total current liabilities	87,139	59,399
Long-term debt	277,500	280,000
Long-term liabilities	1,603	1,319
Deferred tax liabilities	50,959	51,282

Total liabilities	417,201	392,000

Commitments and contingencies
Shareholders’ equity
Common stock par value of $0.01 per share: Authorized and issued 1,000 in 2003	—	—
Contributed capital	175,543	178,500
Accumulated deficit	(3,626)	(7,039)
Accumulated other comprehensive income	135	233

Total shareholders’ equity	172,052	171,694

Total liabilities and shareholders’ equity	$589,253	$563,694

See accompanying notes to financial statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ending		Six Months Ending
	Successor	Predecessor	Successor	Predecessor
	April 4, 2004 to July 3, 2004	March 30, 2003 to June 28, 2003	January 4, 2004 to July 3, 2004	December 29, 2002 to June 28, 2003
	(000's)	(000's)	(000's)	(000's)
Net sales	$122,433	$111,459	$228,212	$200,012
Cost of sales	(83,006)	(75,269)	(157,878)	(134,651)

Gross profit	39,427	36,190	70,334	65,361
Selling, general and administrative expenses	(25,621)	(20,079)	(52,537)	(39,507)

Reorganization and other charges	—	(487)	—	(487)

Income from operations	13,806	15,624	17,797	25,367
Other income (expense):
Interest income	36	5	58	10
Interest expense	(6,110)	(1,078)	(12,372)	(3,661)
Other income (expense), net	11	6	273	1

Income (loss) before income tax	7,743	14,557	5,756	21,717
Income tax (expense) benefit	(3,126)	(4,832)	(2,343)	(7,660)

Net income (loss)	4,617	9,725	3,413	14,057
Other comprehensive income (loss):
Foreign currency translation, net of taxes, expense of $14 and $72 for three months and a benefit of $67 and expense of $155 for six months.	20	145	(98)	284
Change in fair value of derivatives, net of taxes benefit of ($12) and expense of $650	—	(19)	—	974

Comprehensive income (loss)	$4,637	$9,851	$3,315	$15,315

See accompanying notes to financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Unaudited Successor	Unaudited Predecessor
	January 4, 2004 to July 3, 2004	December 29, 2002 to June 28, 2003
	(000’s)	(000’s)
Cash flows from operating activities:
Net income (loss)	$3,413	$14,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,769	3,491
Deferred financing charges	1,345	15
Deferred income taxes	(2,154)	1,531
Non-cash charges related to inventory fair value adjustment	3,516	—
Other non-cash charges	172	—
Net change in operating assets and liabilities:
(Increase) in trade accounts receivable	(7,038)	(6,680)
(Increase) in inventory	(18,098)	(5,866)
Increase in accounts payable and accrued liabilities	29,024	18,582
Decrease / (Increase) in other assets/liabilities	157	294

Net cash provided by operating activities	20,106	25,424
Cash flows used in investing activities:
Purchase of property, plant and equipment	(2,197)	(3,753)
Capitalized software costs	(369)	(126)
Transaction & working capital settlement charges	(1,693)	—
Proceeds from sale of property, plant and equipment	1	16

Net cash used in investing activities	(4,258)	(3,863)
Cash flows from financing activities:
Borrowing under line-of-credit	—	50,350
Repayments under revolving line-of-credit	—	(69,750)
Principal repayments on long-term debt	(3,500)	(2,894)
Proceeds from stock options exercised	—	3
Payments for deferred financing	(743)	—
Repayment of capital contributions	(2,957)	—

Net cash used in financing activities	(7,200)	(22,291)

Net effects of exchange rates on cash	(98)	445

Increase (decrease) in cash	8,550	(285)
Cash and cash equivalents, beginning of period	7,552	1,715

Cash and cash equivalents, end of period	$16,102	$1,430

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

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive parts and accessories, operating in the eastern, central, and western regions of the United States and parts of Canada. The Company sells and distributes over 650 lines of specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 17,000 customers. The Company’s wholesale operations include an electronic service strategy allowing its customers access to its proprietary electronic catalog, as well as the ability to view product availability and place orders. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters are located in Exeter, Pennsylvania.

The accompanying financial statements are presented under two different bases of accounting, as described below.

Prior to October 30, 2003, approximately 73.2% of the outstanding common stock was owned by Littlejohn & Co., LLC (“Littlejohn”), General Electric Capital Corporation (“GECC”) and Advent International Corporation and its affiliates (“Advent”). The accompanying statement of operations and comprehensive income for the three month period ended June 28, 2003, and the statement of operations and comprehensive income and of cash flows for the six month period ended June 28, 2003 are prepared using the historically owned (“Predecessor”) basis of accounting.

On October 30, 2003 in a series of transactions, a newly formed holding Company, Keystone Automotive Holdings, Inc. (“Holdings”), owned by Bain Capital Partners, LLC (“Bain Capital”), its affiliates, co-investors and management, acquired all of the Company’s outstanding capital stock for a purchase price of $441.3 million. The aggregate cash costs, together with funds necessary to refinance certain existing indebtedness of the Company and associated fees and expenses were financed by equity contributions of $179 million from Holdings, new senior credit facilities in the amount of $115 million, and the issuance and sale of $175 million of 9.75% senior subordinated notes due 2013. The purchase of the Company by Holdings is referred to as “the Transaction,” hereafter.

The acquisition of our Company by Holdings was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. This is referred to as the (“Successor”) basis of accounting. The following table reflects the allocation that has been recorded on the consolidated balance sheet at October 31, 2003. The final purchase price allocation is as followed:

(in thousands)

Aggregate enterprise value	$441,300
Plus: Transaction costs	4,518
Less: Repayment of existing debt	123,611

Excess purchase price	$322,207

Inventory fair value adjustment	$13,313

Property, plant and equipment fair value adjustment	26,593

Retail trade name – A&A	3,000
eServices trade name – DriverFX.com	1,000
Wholesale trade name – Keystone	50,000
Vendor agreements	60,000
Customer relationships	95,000

Total identifiable intangible assets	209,000

Goodwill	169,722

Less: deferred taxes	96,421

Excess purchase price	$322,207

The factors that contributed to the purchase price and resulting goodwill included the Company’s market positioning, distribution network, and workforce. As a result of these factors, the majority of the goodwill has been assigned to the Distribution segment. The Company does not expect any of the goodwill recognized as a result of the Transaction to be deductible for income tax purposes.

The carrying value of inventory was increased by approximately $13.3 million. The effect of this increase is to increase the cost of sales and thereby reduce gross profit and gross margin in future periods when this inventory is sold. The Company sold that inventory during the eight months after closing of the Transaction. During the three month and six month periods ended July 3, 2004 cost of sales was increased by approximately $0.6 million and $3.5 million respectively due to the recognition of the fair market value adjustment of the inventory.

The accompanying balance sheets at July 3, 2004 and January 3, 2004 and statements of operations and comprehensive income for the three months and six months periods ended July 3, 2004, and of cash flows for the six month period ended July 3, 2004 are prepared on the Successor basis of accounting for the Transaction described above.

The unaudited, supplemental, pro forma financial information provided reflects the Transaction as if it had occurred on December 30, 2002. The pro forma financial information includes adjustments that consider the fair values assigned to inventory; property, plant, and equipment, and intangibles; and the additional deferred financing amortization and interest expense and related tax impacts related to the new debt. Additionally, the unaudited, supplemental, pro forma financial information includes the impact of the Transaction-related bonuses and one-time charges. The unaudited, supplemental pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the Transaction actually been consummated as of December 30, 2002, nor is it necessarily indicative of future results of operations.

(unaudited, in thousands)	Three Months Ending June 28, 2003	Six Months Ending June 28, 2003
Proforma net sales	111,459	200,012
Proforma net income (expense)	4,103	(20,141)

On April 29, 2004, Bain Capital, its affiliates and co-investors and Littlejohn, GECC, and Advent reached a settlement related to the working capital adjustment outline in the Transaction Purchase Agreement. The settlement resulted in Bain Capital, its affiliates, and co-investors paying an additional $1.3 million to Littlejohn, GECC, and Advent.

2.	Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that a company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in a company’s consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46, FIN 46R. For the Company, which will be a non-public as defined in FIN 46R, variable interest entities (VIE’s) created after December 31, 2003, require immediate application of the provisions of FIN 46R. For all entities that qualify as VIE’s created before December 31, 2003, application of FIN 46R is required by the beginning of its fiscal year 2005. The Company is currently assessing the applicability and potential impact of FIN 46R on certain of its facility operating leases and other contractual relationships. If any of the entities related to these arrangements require consolidation under the provisions of FIN 46R, the impact may be material to Keystone’s financial position.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods and 26 weeks in the six month periods ended July 3, 2004 and June 28, 2003.

Inventory Valuation

Inventories consist primarily of new purchased packaged auto parts and accessories, are valued at the lower of cost or market, and are stated on the average cost method. The Company’s reported inventory cost consists of the cost of product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection, and other material handling costs. Also included in inventory is the write-up of inventory as of the date of the Transaction to net realizable value as required by purchase accounting. The write-up included in inventory on January 3, 2004 was $3.5 million.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock Based Compensation, and in accordance with APB 25, compensation cost for stock options is recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, the Company has adopted the disclosure provision of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock Based Compensation—Transition and Disclosure. On May 20, 2004, options to acquire approximately 11.2 million of Class L and 1.2 million of Class A shares of Holdings stock were issued to certain of the Company’s employees. As of July 3, 2004, no options were exercised. Had compensation costs for the Company’s option program been determined under SFAS No. 123, based on fair value at the grant date, the Company’s pro forma net income would have been as follows for the three month and six month periods ended July 3, 2004:

	Three Months Ending	Six Months Ending
	Successor	Successor
(in thousands)	April 4, 2004 to July 3, 2004	January 4, 2004 to July 3, 2004
Net income (loss), as reported	$4,617	$3,413
Pro Forma SFAS No. 123 expense, net of related tax	(24)	(48)

Pro Forma net inocme (loss)	4,593	3,365

In May 2004, the Board of Directors approved the 2003 Executive Stock Option Plan which (the “Plan”) is designed to provide incentives to such present and future officers, directors, and employees of the company (“Participants”). The Board shall have the right and power to grant Participant, at any time prior to the termination of this Plan, Options in such quantity, at such price, on such terms and subject to such conditions that are consistent with the Plan and established by the Board. There are two types of options that are issued to each Participant, “Class A Common Option” and “Class L Common Option” for the purchase of Holdings Class A & Class L common stock. The Options will vest ratably at a rate of 20% per year over five years. Participants must exercise nine class A options for each class L option exercised and must exercise Class A common options and Class L common options in tandem in the ratio of nine Class A common options and Class L common options one class L option for each class A options exercised. The Options are not transferable by such Participant. If any Options expire unexercised or unpaid or are canceled, terminated or forfeited in any manner without the issuance of Holdings common stock or payment there under, the shares with respect to such options were granted shall again be available under the plan.

The Black-Scholes option pricing model was used to estimate the fair value for each grant made under the Plan. The Company calculated this fair value under the minimal value method using a risk-free rate of 3.74% and an expected life of 5 years.

For the three month period ended June 28, 2003, no new options were issued and an immaterial amount were exercised. All predecessor company stock options were acquired as part of the Transaction. Had compensation cost for the Company’s predecessor company stock option program been determined under SFAS No. 123, the Company’s pro forma net income would have approximated reported net income for the three and six month periods ended June 28, 2003.

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

The financial information for these two segments is as follows:

	Three Months Ending		Six Months Ending
	Successor	Predecessor	Successor	Predecessor
(in thousands)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales
Distribution	$120,188	$109,549	$224,157	$196,600
Retail	7,792	7,306	14,328	13,083
Elimination	(5,547)	(5,396)	(10,273)	(9,671)

Total	$122,433	$111,459	$228,212	$200,012
Interest income
Distribution	$(36)	$(5)	$(58)	$(10)
Retail	—	—	—	—

Total	$(36)	$(5)	$(58)	$(10)
Interest expense
Distribution	$6,110	$1,078	$12,372	$3,661
Retail	—	—	—	—

Total	$6,110	$1,078	$12,372	$3,661
Depreciation and Amortization
Distribution	$4,711	$1,974	$9,596	$3,419
Retail	79	37	157	72

Total	$4,790	$2,011	$9,753	$3,491
Income tax expense (benefit)
Distribution	$3,265	$4,882	$2,495	$7,703
Retail	(139)	(50)	(152)	(43)

Total	$3,126	$4,832	$2,343	$7,660
Net income (loss)
Distribution	$4,826	$9,650	$3,642	$14,122
Retail	(209)	75	(229)	(65)

Total	$4,617	$9,725	$3,413	$14,057

For the three months ended July 3, 2004 and June 28, 2003, net sales in the United States represent approximately 91% and 92% of sales, respectively. Net sales in the United States decreases as a percent of total sales in the six months ended July 3, 2004 and June 28, 2003, to approximately 89% and 91%, respectively. At July 3, 2004 and January 3, 2004, approximately 98% of long-lived assets are in the United States.

No customer accounted for more than 1.5% of sales for the three month and six month periods ended July 3, 2004 and June 28, 2003.

5.	Related Party Transactions

Successor

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges related to disposal of ATV business, racing sponsorship fees and management relocation costs. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses, related to the Transaction which is included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month and six month periods ended July 3, 2004 included $0.4 million and $0.8 million of management fee expense and accounts payable at July 3, 2004 included $1.0 million.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month and six month periods ended July 3, 2004 included less than $0.1 million of management fee expense and accounts payable at July 3, 2004 included an immaterial amount.

Predecessor

In March 1998, the Company entered into a Management Consulting Services Agreement with Littlejohn, Advent, and GECC, each of whom owned more than 5% of our outstanding capital stock prior to the consummation of the Transaction. Under this agreement, Littlejohn, Advent, and GECC provided us and our subsidiaries with financial and management consulting services, for which the Company paid an annual fee of $0.3 million to Littlejohn and $0.1 million each to Advent, and GECC, plus each of their out-of-pocket expenses. This agreement expired by its terms upon the consummation of the Transaction. The amount included in selling, general and administrative expense for the three month and six month periods ended June 28, 2003 is $0.1 million and $0.3 million.

Prior to the Transaction, the Company had transactions in the normal course of business with one of its principal stockholders and its affiliated companies. Selling, general and administrative expense for three month and six month periods ended June 28, 2003 included less than $0.2 million for both rental expense for the period under an operating lease agreement for transportation equipment, and for repairs and rentals of delivery trucks. For the three month and six month periods ended July 3, 2004 there was less than $0.2 million and $0.2 million expense for these operating leases for transportation equipment, and repairs and rental of delivery trucks, respectively. Amounts included in accounts payable at July 3, 2004 and January 3, 2004 payable to these affiliates were immaterial.

The Company participates in a sponsorship program on behalf of Amato Racing, an organization whose sole stockholder was a shareholder and Director of the Company through October 30, 2003. For the three month and six month periods ended July 3, 2004, and June 28, 2003, the Company expensed $0.2 million and $0.1 million in connection with this program. At July 3, 2004 and January 3, 2004 accounts payable included an immaterial amount due to Amato Racing.

Return on Capital

Keystone Holdings contributed $3.5 million in capital as part of the Transaction related to certain tax benefits arising out of the Transaction. During the six month period ended July 3, 2004 the Company returned $3.0 million in capital contributions to Keystone Holdings.

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

Items Affecting Comparability

Comparability between 2004 and 2003 periods

The Company changed its fiscal year in 2001 and operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods and 26 weeks included in the six month periods ended July 3, 2004 and June 28, 2003. As a result of the Transaction, outlined below, the Company had a change in its basis of accounting as of October 30, 2003, as the fair value of the Transaction was “pushed-down” to the Company’s books and records.

The Transaction

On October 30, 2003 in a series of transactions, Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed holding company owned by Bain Capital Partners, LLC (“Bain Capital”) its affiliates, co-investors and management, pursuant to which Keystone Automotive Holdings, Inc. acquired all of the Company’s outstanding capital stock for a purchase price of $440 million subject to adjustment based upon working as defined in the Purchase Agreement. The aggregate cash costs, together with funds necessary to refinance certain existing indebtedness of the Company and associated fees and expenses were financed by equity contributions of $179 million, new senior credit facilities in the amount of $115 million, and the issuance and sale of $175 million of unsecured 9.75% senior subordinated notes due 2013.

The acquisition of Keystone Automotive Operations, Inc. (“Operations” or “the Company”) by Keystone Automotive Holdings, Inc. (“Holdings”) was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in the basis of these assets resulted in and will result in non-cash charges in future periods, principally related to the amortization of the step-up in the value of inventory, depreciation of property, plant and equipment and amortization of intangible assets. Additionally, interest expense increased as a result of the acquisition. The final purchase price allocation is as followed:

(in thousands)

Aggregate enterprise value	$441,300
Plus: Transaction costs	4,518
Less: Repayment of existing debt	123,611

Excess purchase price	$322,207

Inventory fair value adjustment	$13,313

Property, plant and equipment fair value adjustment	26,593

Retail trade name – A&A	3,000
eServices trade name – DriverFX.com	1,000
Wholesale trade name – Keystone	50,000
Vendor agreements	60,000
Customer relationships	95,000

Total identifiable intangible assets	209,000

Goodwill	169,722

Less: deferred taxes	96,421

Excess purchase price	$322,207

The factors that contributed to the purchase price and resulting goodwill included the Company’s market positioning, distribution network and workforce. The Company does not expect any of the goodwill recognized as a result of the Transaction to be deductible for tax purposes. On April 29, 2004, Bain Capital, its affiliates and co-investors and Littlejohn, GECC, and Advent reached a settlement related to the working capital adjustment outline in the Transaction Purchase Agreement. The settlement resulted in Bain Capital, its affiliates, and co-investors paying an additional $1.3 million to Littlejohn, GECC, and Advent.

Executive Summary

Overview

For the three month and six month periods ended July 3, 2004, we grew sales 9.8% and 14.1% over the three month and six month periods ended June 28, 2003, respectively. The primary drivers increasing sales include higher sales levels to existing customers and the addition of new runs and customers in both existing and new regions. The management changes in Midwest accelerated its sales growth in this territory and Canada continued its four year trend of double digit growth. Management does not believe that changes in the value of the Canadian Dollar significantly impacted Canadian sales. Our new West Coast initiative continues to outperform management’s initial expectations both in terms of overall sales and new customer development. eServices, driven by mail order / internet fulfillment, also contributed to the strong growth in the periods.

Segment Information

We operate two business segments: Distribution and Retail as described below.

Distribution

The distribution segment of our business (“Distribution”) consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The distribution segment generated $114.6 million or 93.6% of the net sales in the second quarter of 2004 and grew 10.1% over the same period in the prior year. During the first six months of 2004, distribution generated $213.9 million or 93.7% of the net sales and grew 14.4% over the same period in the prior year. This segment distributes specialty automotive equipment for vehicles to specialty retailer/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 16 non-inventory stocking cross-docks spread throughout the East Coast, Midwest, and parts of Canada; and (iii) our fleet of over 270 trucks that provide multi-day per week delivery and returns along our over 250 routes which cover 40 states and parts of Canada. The Exeter, Kansas City, and California warehouse distribution centers hold all of our inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, customer service, and our ability to expand efficiently.

Retail Operations

This segment of our business operates 24 retail stores primarily in Eastern Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated $7.8 million or 6.4% of our net sales in the second quarter of 2004, an increase of 6.7% over the prior year. During the first six months of 2004, the retail operations generated $14.3 million or 6.3% of the net sales and grew 9.5% over the same period in the prior year. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Related Party Transactions

Successor

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges related to disposal of ATV business, racing sponsorship fees and management relocation costs. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses, related to the Transaction which is included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month and six month periods ended July 3, 2004 included $0.4 million and $0.8 million of management fee expense and accounts payable at July 3, 2004 included $1.0 million.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month and six month periods ended July 3, 2004 included less than $0.1 million of management fee expense and accounts payable at July 3, 2004 included an immaterial amount.

Predecessor

In March 1998, the Company entered into a Management Consulting Services Agreement with Littlejohn, Advent, and GECC, each of whom owned more than 5% of our outstanding capital stock prior to the consummation of the

Transaction. Under this agreement, Littlejohn, Advent, and GECC provided us and our subsidiaries with financial and management consulting services, for which the Company paid an annual fee of $0.3 million to Littlejohn and $0.1 million each to Advent, and GECC, plus each of their out-of-pocket expenses. This agreement expired by its terms upon the consummation of the Transaction. The amount included in selling, general and administrative expense for the three month and six month periods ended June 28, 2003 is $0.1 million and $0.3 million.

Prior to the Transaction, the Company had transactions in the normal course of business with one of its principal stockholders and its affiliated companies. Selling, general and administrative expense for three month and six month periods ended June 28, 2003 included less than $0.2 million for both rental expense for the period under an operating lease agreement for transportation equipment, and for repairs and rentals of delivery trucks. For the three month and six month periods ended July 3, 2004 there was less than $0.2 million and $0.2 million for these operating leases for transportation equipment, and repairs and rental of delivery trucks, respectively. Amounts included in accounts payable at July 3, 2003 and January 3, 2004 payable to these affiliates were immaterial.

The Company participates in a sponsorship program on behalf of Amato Racing, an organization whose sole stockholder was a shareholder and Director of the Company through October 30, 2003. For the three month and six month periods ended July 3, 2004, and June 28, 2003 the Company expensed $0.2 million and $0.1 million in connection with this program. At July 3, 2004 and January 3, 2004 accounts payable included an immaterial amount due to Amato Racing.

Return on Capital

Keystone Holdings contributed $3.5 million in capital as part of the Transaction related to certain tax benefits arising out of the Transaction. During the six month period ended July 3, 2004 the Company returned $3.0 million in capital contributions to Keystone Holdings.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Statement of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.8	67.5	69.2	67.3
Gross profit	32.2	32.5	30.8	32.7
Selling, general and administrative expenses	20.9	18.0	23.0	19.8
Reorganization and other charges	—	0.4	—	0.2
Income from operations	11.3	14.1	7.8	12.7
Interest expense	5.0	1.0	5.4	1.8
Other (gain), net	—	—	(0.1)	—
Income (loss) before income tax expense	6.3	13.1	2.5	10.9
Income tax expense (benefit)	2.6	4.4	1.0	3.9
Net income (loss)	3.7	8.7	1.5	7.0

Three Months Ending July 3, 2004 Compared to the Three Months Ending June 28, 2003

Net Sales. Net sales represent the selling price of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. Net sales increased by $11.0 million, or 9.8%, from $111.5 million for the period ended June 28, 2003 to $122.4 million for the period ended July 3, 2004. The increase in net sales was primarily a result of an increase in the number of delivery runs per week, the maturing of cross-docks opened in 2001 and 2002, increased sales to existing customers, the addition of new customer accounts, and the opening of a new warehouse on the West Coast in November of 2003. New Products lines including Powersports and Bed Liners were introduced during 2004 contributed to the increase in sales. We also saw growth in our private label products.

Gross Profit. The three month periods ended July 3, 2004 and June 28, 2003 included depreciation expense in cost of goods sold that was less than $0.1 million. Gross profit represents net sales less cost of goods sold which includes third-party delivery costs. Gross profit increased $3.3 million, or 8.9%, from $36.2 million for the period ended June 28, 2003 to $39.4 million for the period ended July 3, 2004. The increase in gross profit was due to the increase in net sales. Gross margin for the periods ended July 3, 2004 was 32.2% and for the period ended June 28, 2003 was 32.5%. The gross margin for the period ended July 3, 2004 was impacted by $0.6 million or 0.5% sales, for the non-cash charge to recognize a portion of the fair market value adjusted in inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $5.5 million, or 27.6%, from $20.1 million for the period ended June 28, 2003 to $25.6 million for the period ended July 3, 2004. The increase in selling, general and administrative expenses includes a $3.1 million increase in amortization and depreciation related to the Transaction and $0.6 million increase in delivery expense due to the impact of additional cross-docks and delivery routes that began in 2003, and $0.4 million increase in operating expense for the West Coast warehouse opened in November of 2003.

Reorganization and Other Charges. Reorganization and other charges for the three months ended June 28, 2003 consisted primarily of expenses related to the Transaction.

Interest Expense. Interest expense increased by $5.0 million, or 466.7%, from $1.1 million for the period ended June 28, 2003 to $6.1 million for the period ended July 3, 2004, due primarily to the increase in debt related to the Transaction and the amortization of deferred financing costs.

Income Tax Expense. Income tax expense decreased by $1.7 million from an expense of $4.8 million for the period ended June 28, 2003 with an effective tax rate of 33.2% to $3.1 million with an effective tax rate of 40.4% for the period ended July 3, 2004.

Net Income. Net income decreased by $5.1 million from $9.7 million for the period ended June 28, 2003 to $4.6 million for the period ended July 3, 2004. The primary reason for the decrease is the Transaction-related items in the period ended July 3, 2004, including $0.6 million in non-cash charges related to recognition of a portion of the fair market value adjustment in inventory, $2.7 million in amortization of intangible assets, $5.0 million increase in interest expense related to the higher debt from the Transaction.

Results by Reportable Segment. The Company operates in two reportable segments: Distribution and Retail. The distribution segment of our business is consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Retail reportable segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement and specialty parts. See Note 4 to the Financial Statements for additional information. Of the Company’s $11.0 million increase in consolidated net sales for the period ended July 3, 2004 over the period ended June 28, 2003, $10.5 million is due to increases in the Distribution reportable segment. The increase in the Distribution reportable segment is due primarily to new customer growth, increased customer penetration, and geographic expansion.

The remaining increase of $0.5 million is due to increases in the Retail reportable segment. The Retail distribution segment is not expected to contribute significantly to the Company’s growth, because of our decision not to expand beyond the current 24 retail stores.

Net income for the distribution segment decreased by $4.8 million for the period ended July 3, 2004 compared to the period ended June 28, 2003. The decrease is due largely to the Transaction-related costs. The Retail reportable segment net loss decreased by $0.3 million for the period ended July 3, 2004 compared to the period ended June 28, 2003. See Note 4 to the interim financial statements.

Six Months Ending July 3, 2004 Compared to the Six Months Ending June 28, 2003

Net Sales. Net sales represent the selling price of the products, promotional items, and fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. Net sales increased by $28.3 million, or 14.1%, from $200.0 million for the period ended June 28, 2003 to $228.2 million for the period ended July 3, 2004. The increase in net sales was primarily a result of an increase in the number of delivery runs per week, the maturing of cross-docks opened in 2001 and 2002, increased sales to existing customers, the addition of new customer accounts and the opening of a new warehouse on the West Coast in November of 2003. New Products lines including Powersports and Bed Liners were introduced during 2004 contributed to the increase in sales. We also saw growth in our private label products.

Gross Profit. The six month periods ended July 3, 2004 and June 28, 2003 included depreciation expense in cost of goods sold that was less than $0.1 million. Gross profit represents net sales less cost of goods sold which includes third-party delivery costs. Gross profit increased $4.9 million, or 7.6%, from $65.4 million for the periods ended June 28, 2003 to $70.3 million for the period ended July 3, 2004. The increase in gross profit was due to the increase in net sales. Gross margin for the period ended July 3, 2004 was 30.8% and for the period ended June 28, 2003 was 32.7%. The gross margin for the period ended July 3, 2004 was impacted by $3.5 million or 1.5% of sales, for the non-cash charge to recognize a portion of the fair market value adjusted in inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $13.0 million, or 33.0%, from $39.5 million for the period ended June 28, 2003 to $52.5 million for the period ended July 3, 2004. The increase in selling, general and administrative expenses includes a $6.2 million increase in amortization and depreciation related to the Transaction and $1.5 million increase in delivery expense due to the impact of additional cross-docks and delivery routes that began in 2003, $0.7 million increase in operating expense for the West Coast warehouse opened in November of 2003, and a $1.4 million increase for strategic consulting services.

Reorganization and Other Charges. Reorganization and other charges for the six months ended June 28, 2003 consisted primarily of expenses related to the Transaction.

Interest Expense. Interest expense increased by $8.7 million, or 237.9%, from $3.7 million for the period ended June 28, 2003 to $12.4 million for the period ended July 3, 2004, due primarily to the increase in debt related to the Transaction and the amortization of deferred financing costs.

Income Tax Expense. Income tax expense decreased by $5.3 million from expense of $7.7 million for the period ended June 28, 2003 with an effective tax rate of 35.3% to $2.3 million with an effective tax rate of 40.7% for the period ended July 3, 2004.

Net Income (loss). Net income decreased by $10.7 million from $14.1 million for the period ended June 28, 2003 to $3.4 million for the period ended July 3, 2004. The primary reason for the decrease is the Transaction-related items in the period ended July 3, 2004, including $3.5 million in non-cash charges related to recognition of a portion of the fair market value adjustment in inventory, $5.4 million in amortization of intangible assets, $8.7 million increase in interest expense related to the higher debt from the Transaction, and $1.3 million in consulting fees for strategic consulting services. These increases in expense are offset by the gross profit increase from the increase in sales.

Results by Reportable Segment. The Company operates in two reportable segments: Distribution and Retail. The distribution segment of our business is consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Retail reportable segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement and specialty parts. See Note 4 to the Financial Statements for additional information. Of the Company’s $28.2 million increase in consolidated net sales for the period ended July 3, 2004 over the period ended June 28, 2003, $27.0 million is due to increases in the Distribution reportable segment. The increase in the Distribution reportable segment is due primarily to new customer growth, increased customer penetration, and geographic expansion.

The remaining increase of $1.2 million is due to increases in the Retail reportable segment. The Retail distribution segment is not expected to contribute significantly to the Company’s growth, because of our decision not to expand beyond the current 24 retail stores.

Net income (loss) for the distribution segment decreased by $10.5 million for the period ended July 3, 2004 compared to the period ended June 28, 2003. The decrease is due largely to the Transaction-related costs. The Retail reportable segment net loss decreased by $0.2 million for the period ended July 3, 2004 compared to the period ended June 28, 2003. See Note 4 to the interim financial statements.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the period ended July 3, 2004 was $20.1 million compared with net cash provided by operating activities during the period ended June 28, 2003 of $25.4 million. The decrease in net cash provided by operating activities for the period ended July 3, 2004 was primarily the result of an increase in the inventory. Inventory was increased to service our expected increase in sales, and to take advantage of lower prices prior to expected price increases from our vendors for certain steel related products.

Investing Activities. Net cash used in investing activities was $4.2 million for the period ended July 3, 2004, an increase from the net cash used in investing activities of $3.9 million for the period ended June 28, 2003. The July 2004 and June 2003 periods included the purchases of fixed assets used in the normal course of business. A $1.7 million charge relates to Transaction costs of $0.4 million and a $1.3 million final working capital settlement adjustment. The higher amount in property, plant, and equipment in the June 2003 period was related to the buy out of leased equipment.

Financing Activities. Net cash used in financing activities during the period ended July 3, 2004 was $7.2 million, compared to a use of $22.3 million during the period ended June 28, 2003. This decrease primarily resulted from no repayments under the revolving line-of-credit and was partially offset by the payment of $3.0 million to Holdings as a return of capital contributions made in conjunction with the Transaction.

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital, capital expenditures, and operating costs necessary to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our senior secured credit facilities. In the event that we consummate an acquisition during this period, the total cost of the acquisition may not be funded completely from our current sources of liquidity and may require additional borrowings. As of July 3, 2004, we had $63.3 million in cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, dividends to Holdings, and acquisitions.

Debt Service. As of July 3, 2004, we had total indebtedness of $286.5 million and $47.2 million of borrowings available under our senior credit facilities and senior subordinated notes, subject to customary conditions. We have $2.8 million of letters of credit that reduce availability under the senior credit facilities.

The senior secured credit facilities consist of a five-year $50.0 million revolving credit facility and a six-year amortizing $115.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. For the first six months, the applicable margin is 3.25% over LIBOR and 2.25% over the base rate for revolving credit loans and 2.75% over LIBOR and 1.75% over the base rate for term loans. Beginning six months after closing, the applicable margin for revolving credit loans will vary based upon our leverage ratio as defined in the senior credit facilities. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

The notes mature in 2013 and are fully and unconditionally guaranteed by each of our existing domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing May 1, 2004. The notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our and the guarantor’s existing and future senior debt. If we cannot make payments required by the notes, the subsidiary guarantors are required to make the payments. The guarantor subsidiaries are 100% owned by the Company, and have no independent assets or operations.

Capital Expenditures. We anticipate that we will spend approximately $4.0 million on capital expenditures in 2004 and similar amounts thereafter. Through the six months ending July 3, 2004, $2.6 million was spent on capital expenditures. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $58.3 million at July 3, 2004. We increased purchases from our vendors for certain steel related products to maintain a sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Inventory was increased to service our expected increase in sales, and to take advantage of lower prices prior to expected price increases.

Distributions to Holdings. Holdings has no assets other than our equity. Its cash needs are expected to include general administrative costs and debt service on a term loan which will be repayable with proceeds of certain tax refunds we expect to receive. We made distributions of previous Transaction-related capital contributions of $3.0 million to Holdings in the six month period ended July 3, 2004 related to Transaction-related state and federal tax refunds received. Our ability to make such distributions is limited by the senior subordinated notes and the senior secured credit facilities.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of July 3, 2004.

	Payments Due by Period
Contractual Obligations(1)	2004	2005	2006- 2007	2008- 2009	2010 and thereafter	Total
	(in millions)
Term loan facility	$6.5	$10.0	$25.0	$70.0	$—	$111.5
Senior subordinated notes	—	—	—	—	175.0	175.0
Operating lease obligations	1.7	2.6	3.8	1.5	—	9.6
Interest on indebtedness (2)	14.1	21.2	41.0	29.7	65.5	171.5

Total contractual cash obligations	$22.3	$33.8	$69.8	$101.2	$240.5	$467.6

(1)	The Company is contingently liable for certain advisory fees. See FN 5 of the Interim Financial Statements.
(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 1.59%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.1 million assuming outstanding indebtedness of $111.1 million under our senior credit facilities.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that a company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in a company’s consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46, FIN 46R. For the Company, which will be a non-public as defined in FIN 46R, variable interest entities (VIE’s) created after December 31, 2003, require immediate application of the provisions of FIN 46R. For all entities that qualify as VIE’s created before December 31, 2003, application of FIN 46R is required by the beginning of its fiscal year 2005. The Company is currently assessing the applicability and potential impact of FIN 46R on certain of its facility operating leases and other contractual relationships. If any of the entities related to these arrangements require consolidation under the provisions of FIN 46R, the impact may be material to Keystone’s financial position.

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

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility, and Term Loan Facility, and issued Senior Subordinated Notes. As of July 3, 2004, the Company has $286.5 million in debt. The Revolving Credit Facility was undrawn and the interest rate on the $175 million of Senior Subordinated Notes is fixed at 9.75%. As of July 3, 2004, our exposure to changes in interest rates is related solely to our Term Loan of $111.5 million which provided for quarterly principal and interest payments and is LIBOR plus 2.75 percent and matures in 2009, and our undrawn revolver. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $1.1 million change to interest expense.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating (1) the design of procedure to ensure that material information relating to us is made known to our CEO and CFO by others and (2) the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 3, 2004 that has materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on August 12, 2004.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ ROBERT S. VOR BROKER
Robert S. Vor Broker
Chief Executive Officer and President

/s/ BRYANT P. BYNUM
Bryant P. Bynum
Executive Vice President and
Chief Financial Officer