Form 10-Q
period 2004-10-02
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2004-11-19
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to              .

Commission File No. 333-112252

Keystone Automotive Operations, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2950980
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

44 Tunkhannock Avenue

Exeter, Pennsylvania 18643

(800) 233-8321

(Address, zip code, and telephone number, including

area code, of registrant’s principal executive office.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED OCTOBER 2, 2004

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 2, 2004	January 3, 2004
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$13,791	$7,552
Trade accounts receivable, net	33,512	31,033
Inventories	76,106	69,407
Deferred tax assets	2,323	763
Prepaid expenses and other current assets	4,494	4,907

Total current assets	130,226	113,662
Property, plant and equipment, net	50,002	51,320
Deferred financing costs, net	19,083	20,431
Goodwill	180,473	178,780
Capitalized software, net	1,576	2,750
Intangible assets	198,974	207,175
Other assets	275	327

Total assets	$580,609	$574,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,500	$10,000
Trade accounts payable	36,123	35,674
Accrued Interest	7,630	3,321
Accrued compensation	7,603	6,920
Accrued expenses	5,737	3,484

Total current liabilities	66,593	59,399
Long-term debt	275,000	280,000
Long-term liabilities	1,603	1,319
Deferred tax liabilities	63,556	62,033

Total liabilities	406,752	402,751

Commitments and contingencies
Shareholders’ Equity
Common Stock par value of $0.01 per share:
Authorized/Issued 1,000 in 2003 and 2004	—	—
Contributed capital	175,000	178,500
Accumulated deficit	(1,426)	(7,039)
Accumulated other comprehensive income	283	233

Total shareholders’ equity	173,857	171,694

Total liabilities and shareholders’ equity	$580,609	$574,445

See accompanying notes to financial statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	Successor	Predecessor	Successor	Predecessor
	July 4, 2004 to October 2, 2004	June 29, 2003 to September 27, 2003	January 4, 2004 to October 2, 2004	December 29, 2002 to September 27, 2003
	(000’s)	(000’s)	(000’s)	(000’s)
Net sales	$111,553	$104,728	$339,765	$304,740
Cost of sales	(76,577)	(70,562)	(234,455)	(205,213)

Gross profit	34,976	34,166	105,310	99,527
Selling, general and administrative expenses	(25,214)	(20,971)	(77,751)	(60,478)
Reorganization and other charges	—	(578)	—	(1,065)

Income from operations	9,762	12,617	27,559	37,984
Other income (expense):
Interest income	53	7	111	17
Interest expense	(6,315)	(1,273)	(18,687)	(4,934)
Other income (expense), net	(19)	(34)	254	(33)

Income before income tax	3,481	11,317	9,237	33,034
Income tax expense	(1,281)	(4,405)	(3,624)	(12,065)

Net income	2,200	6,912	5,613	20,969
Other comprehensive income:
Foreign currency translation, net of taxes	148	82	50	366
Change in fair value of derivatives, net of taxes	—	19	—	993

Comprehensive income	$2,348	$7,013	$5,663	$22,328

See accompanying notes to financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	January 4, 2004 to October 2, 2004	December 29, 2002 to September 27, 2003
	(000’s)	(000’s)
Cash flows from operating activities:
Net income	$5,613	$20,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,277	5,328
Deferred financing charges	2,125	—
Deferred income taxes	(37)	4,329
Non-cash charges related to inventory fair value adjustment	3,516	—
Other non-cash charges (gains)	152	(226)
Net change in operating assets and liabilities:
(Increase) in trade accounts receivable	(2,623)	(2,957)
(Increase) in inventory	(10,215)	(8,373)
Increase in accounts payable and accrued liabilities	7,978	14,476
Decrease in other assets/liabilities	433	3,512

Net cash provided by operating activities	21,219	37,058

Cash flows used in investing activities:
Purchase of property, plant and equipment	(3,007)	(4,586)
Capitalized software costs	(553)	(553)
Transaction cost & working capital settlement	(1,693)	—
Proceeds from sale of property, plant and equipment	—	20

Net cash used in investing activities	(5,253)	(5,119)

Cash flows from financing activities:
Borrowings under revolving line-of-credit	—	69,350
Repayments under revolving line-of-credit	—	(91,350)
Principal repayments on long-term debt	(5,500)	(8,020)
Payments for financing	(777)	—
Repayment of capital contributions	(3,500)	—

Net cash used in financing activities	(9,777)	(30,020)

Net effects of exchange rates on cash	50	1,359

Increase in cash and cash equivalents	6,239	3,278
Cash and cash equivalents, beginning of period	7,552	1,715

Cash and cash equivalents, end of period	$13,791	$4,993

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

The accompanying financial statements are presented under two different basis of accounting, as described below. Certain prior year amounts have been reclassified in order to conform to current year presentation.

Prior to October 30, 2003, approximately 73.2% of the outstanding common stock was owned by Littlejohn & Co., LLC (“Littlejohn”), General Electric Capital Corporation (“GECC”) and Advent International Corporation and its affiliates (“Advent”). The accompanying statement of operations and comprehensive income for the three month period ended September 27, 2003, and the statement of operations and comprehensive income and of cash flows for the nine month period ended September 27, 2003 are prepared using the historically owned (“Predecessor”) basis of accounting.

On October 30, 2003 in a series of transactions, a newly formed holding company, Keystone Automotive Holdings, Inc. (“Holdings”), owned by Bain Capital Partners, LLC (“Bain Capital”), its affiliates, co-investors and management, acquired all of the Company’s outstanding capital stock for a purchase price of $441.3 million. The aggregate cash costs, together with funds necessary to refinance certain existing indebtedness of the Company and associated fees and expenses were financed by equity contributions of $179 million from Holdings, new senior credit facilities in the amount of $115 million, and the issuance and sale of $175 million of 9.75% senior subordinated notes due 2013. The purchase of the Company by Holdings is referred to hereinafter as “the Transaction”.

The acquisition of our Company by Holdings was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. This is referred to as the (“Successor”) basis of accounting. The following table presents the final purchase price allocation that has been recorded on the consolidated balance sheet:

(in thousands)

Aggregate enterprise value	$441,300
Plus: Transaction costs	4,518
Less: Repayment of existing debt	123,611

Excess purchase price	$322,207

Inventory fair value adjustment	$13,313

Property, plant and equipment fair value adjustment	26,593

Retail trade name – A&A	3,000
eServices trade name – DriverFX.com	1,000
Wholesale trade name – Keystone	50,000
Vendor agreements	60,000
Customer relationships	95,000

Total identifiable intangible assets	209,000

Goodwill	180,473

Less: Deferred taxes	107,172

Excess purchase price	$322,207

The factors that contributed to the purchase price and resulting goodwill included the Company’s market positioning, distribution network, and workforce. As a result of these factors, the majority of the goodwill has been assigned to the Distribution segment. The Company does not expect any of the goodwill recognized as a result of the Transaction to be deductible for income tax purposes.

The carrying value of inventory was increased by approximately $13.3 million as of October 30, 2003. The effect of this increase is to increase the cost of sales and thereby reduce gross profit and gross margin in future periods when this inventory is sold. The Company sold that inventory during the eight months after closing of the Transaction. During the nine month period ended October 2, 2004 cost of sales was increased by approximately $3.5 million due to the recognition of the fair market value adjustment of the inventory, all of which was sold during the first six months of 2004.

In the third quarter of 2004, the Company determined that an adjustment was required to the net deferred tax liabilities recorded as of the date of the Transaction. The adjustment relates to the manner in which certain tax benefits, to be realized by the Company in future periods, are to be reflected in the balance sheet following a purchase business combination. The adjustment results in an increase in goodwill by $10,751 and an increase in net deferred tax liabilities by a corresponding amount. The adjustment has been reflected in the Company’s balance sheet as of October 2, 2004 and January 3, 2004. This adjustment did not have an impact on the Company’s results of operations or cash flow and will not have an impact on future cash tax payments.

The accompanying balance sheets at October 2, 2004 and January 3, 2004 and statements of operations and comprehensive income for the three month and nine month periods ended October 2, 2004, and of cash flows for the nine month period ended October 2, 2004 are prepared on the Successor basis of accounting for the Transaction described above.

The unaudited, supplemental, pro forma financial information provided reflects the Transaction as if it had occurred on December 28, 2002. The pro forma financial information includes adjustments that consider the fair values assigned to inventory; property, plant, and equipment, and intangibles; and the additional deferred financing amortization and interest expense and related tax impacts related to the new debt. Additionally, the unaudited, supplemental, pro forma financial information includes the impact of the Transaction-related bonuses and one-time charges. The unaudited, supplemental pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the Transaction actually been consummated as of December 28, 2002, nor is it necessarily indicative of future results of operations.

(unaudited, in thousands)	Three Months Ending September 27, 2003	Nine Months Ending September 27, 2003
Pro forma net sales	104,728	304,740
Pro forma net income	2,361	(17,780)

On April 29, 2004, Bain Capital, its affiliates and co-investors and Littlejohn, GECC, and Advent reached a settlement related to the working capital adjustment outlined in the Transaction Purchase Agreement. The settlement resulted in Bain Capital, its affiliates, and co-investors paying an additional $1.3 million to Littlejohn, GECC, and Advent.

2.	Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that a company that has a controlling financial interest in a variable interest entity (“VIE”) consolidate the assets, liabilities and results of operations of the VIE in a company’s consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46, FIN 46R. For the Company, which is a non-public as defined in FIN 46R, VIEs created after December 31, 2003, require immediate application of the provisions of FIN 46R. For all entities that qualify as VIE’s created before December 31, 2003, application of FIN 46R is required by the beginning of its fiscal year 2005. The Company has not identified any material VIEs or interests in VIEs for which the provisions of FIN 46R would require a change in the Company’s current accounting for such interests.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods and 39 weeks in the nine month periods ended October 2, 2004 and September 27, 2003.

Inventory Valuation

Inventories consisting primarily of new purchased packaged auto parts and accessories, are valued at the lower of cost or market, and are stated on the average cost method. The Company’s reported inventory cost consists of the cost of product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection, and other material handling costs. Also included in inventory is the write-up of inventory as of the date of the Transaction to net realizable value as required by purchase accounting. The write-up included in inventory on January 3, 2004 was $3.5 million, all of which was sold during the first six months of 2004.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock Based Compensation, and in accordance with APB 25, compensation cost for stock options is recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, the Company has adopted the disclosure provision of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock Based Compensation—Transition and Disclosure. On May 20, 2004, options to acquire approximately 11.2 million of Class L and 1.2 million of Class A shares of Holdings stock were issued to certain of the Company’s employees. As of October 2, 2004, no options were exercised. Had compensation costs for the Company’s Option program been determined under SFAS No. 123, based on fair value at the grant date, the Company’s pro forma net income would have been as follows for the three month and nine month periods ended October 2, 2004:

	Three Months Ending	Nine Months Ending
	Successor	Successor
	July 4, 2004 to October 2, 2004	January 4, 2004 to October 2, 2004
(in thousands)
Net income, as reported	$2,200	$5,613
Pro Forma SFAS No.123 expense, net of related tax	(37)	(85)

Pro Forma net income	2,163	5,528

In May 2004, the Board of Directors approved the 2003 Executive Stock Option Plan (the “Plan”) which is designed to provide incentives to such present and future officers, directors, and employees of the Company (“Participants”). Each Participant is issued options to purchase shares of Holdings Class A common stock (the “Class A Common Options”) and Holdings Class L Common Stock (the “Class L Common Options” and, together with the Class A Common Options, the “Options”). The Board shall have the right and power to grant Participants, at any time prior to the termination of this Plan, Options in such quantity, at such price, on such terms and subject to such conditions that are consistent with the Plan and established by the Board. The Options will vest ratably at a rate of 20% per year over five years. Participants must exercise Class A Common Options and Class L Common Options in tandem in the ratio of nine Class A Common Options to one Class L Option exercised. The Options are not transferable by such Participant. If any Options expire unexercised or unpaid or are canceled, terminated or forfeited in any manner without the issuance of Holdings common stock or payment thereunder, the shares with respect to such options that were granted shall again be available under the Plan.

The Black-Scholes option pricing model was used to estimate the fair value for each grant made under the Plan. The Company calculated this fair value under the minimal value method using a risk-free rate of 3.74% and an expected life of 5 years.

For the three month period ended September 27, 2003, no new options were issued and an immaterial amount was exercised. All predecessor company stock options were acquired as part of the Transaction. Had compensation cost for the Company’s predecessor company stock option program been determined under SFAS No. 123, the Company’s pro forma net income would have approximated reported net income for the three and nine month periods ended September 27, 2003.

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

The financial information for these two segments is as follows:

	Three Months Ending		Nine Months Ending
	Successor	Predecessor	Successor	Predecessor
(in thousands)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales
Distribution	$109,102	$102,410	$333,259	$299,010
Retail	7,318	7,110	21,646	20,193
Elimination	(4,867)	(4,792)	(15,140)	(14,463)

Total	$111,553	$104,728	$339,765	$304,740
Interest income
Distribution	$(53)	$(7)	$(111)	$(17)
Retail	—	—	—	—

Total	$(53)	$(7)	$(111)	$(17)
Interest expense
Distribution	$6,315	$1,273	$18,687	$4,934
Retail	—	—	—	—

Total	$6,315	$1,273	$18,687	$4,934
Depreciation and Amortization
Distribution	$4,491	$1,867	$14,041	$5,219
Retail	79	37	236	109

Total	$4,570	$1,904	$14,277	$5,328
Income tax expense (benefit)
Distribution	$1,143	$4,358	$3,638	$12,061
Retail	138	47	(14)	4

Total	$1,281	$4,405	$3,624	$12,065
Net income (loss)
Distribution	$1,992	$6,841	$5,634	$20,963
Retail	208	71	(21)	6

Total	$2,200	$6,912	$5,613	$20,969

Net sales in the United States slightly decreased as a percent of total sales due to stronger growth in the Canadian and other international markets in the three and nine month periods ended October 2, 2004 and September 27, 2003, to approximately 90.4% and 91.2% and 89.9% and 91.4%, respectively. At October 2, 2004 and January 3, 2004, approximately 99.4% of long-lived assets are in the United States.

No customer accounted for more than 1.5% of sales for the three month and nine month periods ended October 2, 2004 and September 27, 2003.

5.	Related Party Transactions

Successor

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses. This fee is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges related to disposal of ATV business, racing sponsorship fees and management relocation costs. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses, related to the Transaction which is included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month and nine month periods ended October 2, 2004 included $0.4 million and $1.1 million of management fee expense and accounts payable at October 2, 2004 included $1.4 million.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month and nine month periods ended October 2, 2004 included less than $0.1 million of management fee expense and accounts payable at October 2, 2004 included an immaterial amount.

Predecessor

In March 1998, the Company entered into a Management Consulting Services Agreement with Littlejohn, Advent, and GECC, each of whom owned more than 5% of our outstanding capital stock prior to the consummation of the Transaction. Under this agreement, Littlejohn, Advent, and GECC provided us and our subsidiaries with financial and management consulting services, for which the Company paid an annual fee of $0.3 million to Littlejohn and $0.1 million each to Advent, and GECC, plus each of their out-of-pocket expenses. This agreement expired by its terms upon the consummation of the Transaction. The amount included in selling, general and administrative expense for the three month and nine month periods ended September 27, 2003 is $0.1 million and $0.4 million.

Prior to the Transaction, the Company had transactions in the normal course of business with one of its principal stockholders and its affiliated companies. Selling, general and administrative expense for three month and nine month periods ended September 27, 2003 included less than $0.2 million and $0.5 million for both rental expense for the period under an operating lease agreement for transportation equipment, and for repairs and rentals of delivery trucks. For the three month and nine month periods ended October 2, 2004 there was less than $0.2 million and $0.4 million expense for these operating leases for transportation equipment, and repairs and rental of delivery trucks, respectively. Amounts included in accounts payable at October 2, 2004 and January 3, 2004 payable to these affiliates were immaterial.

The Company participates in a sponsorship program on behalf of Amato Racing, an organization whose sole stockholder was a shareholder and Director of the Company through October 30, 2003. For the three month periods ended October 2, 2004 and September 27, 2003, the Company expensed $0.1 million and for the nine month periods ended the Company expensed $0.3 million in connection with this program. At October 2, 2004 and January 3, 2004 accounts payable included an immaterial amount due to Amato Racing.

Return on Capital

Holdings contributed $3.5 million in capital as part of the Transaction related to certain tax benefits arising out of the Transaction. During the nine month period ended October 2, 2004 the Company returned the $3.5 million in capital contributions to Holdings.

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

Items Affecting Comparability

Comparability between 2004 and 2003 periods

The Company changed its fiscal year in 2001 and operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods and 39 weeks included in the nine month periods ended October 2, 2004 and September 27, 2003. As a result of the Transaction, outlined below, the Company had a change in its basis of accounting as of October 30, 2003, as the fair value of the Transaction was “pushed-down” to the Company’s books and records.

The Transaction

On October 30, 2003 in a series of transactions, Holdings, a newly formed holding company owned by Bain Capital, its affiliates, co-investors and management, pursuant to which Holdings acquired all of the Company’s outstanding capital stock for a purchase price of $440 million subject to adjustment based upon working as defined in the Purchase Agreement. The aggregate cash costs, together with funds necessary to refinance certain existing indebtedness of the Company and associated fees and expenses were financed by equity contributions of $179 million, new senior credit facilities in the amount of $115 million, and the issuance and sale of $175 million of unsecured 9.75% senior subordinated notes due 2013.

The acquisition of the Company by Holdings was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in the basis of these assets resulted in and will result in non-cash charges in future periods, principally related to the amortization of the step-up in the value of inventory, depreciation of property, plant and equipment and amortization of intangible assets. Additionally, interest expense increased as a result of the acquisition. The final purchase price allocation is as follows:

(in thousands)

Aggregate enterprise value	$441,300
Plus: Transaction costs	4,518
Less: Repayment of existing debt	123,611

Excess purchase price	$322,207

Inventory fair value adjustment	$13,313

Property, plant and equipment fair value adjustment	26,593

Retail trade name – A&A	3,000
eServices trade name – DriverFX.com	1,000
Wholesale trade name – Keystone	50,000
Vendor agreements	60,000
Customer relationships	95,000

Total identifiable intangible assets	209,000

Goodwill	180,473

Less: Deferred taxes	107,172

Excess purchase price	$322,207

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

In the third quarter of 2004, the Company determined that an adjustment was required to the net deferred tax liabilities recorded as of the date of the Transaction. The adjustment relates to the manner in which certain tax benefits, to be realized by the Company in future periods, are to be reflected in the balance sheet following a purchase business combination. The adjustment results in an increase in goodwill by $10,751 and an increase in net deferred tax liabilities by a corresponding amount. The adjustment has been reflected in the Company’s balance sheet as of October 2, 2004 and January 3, 2004. This adjustment did not have an impact on the Company’s results of operations or cash flow and will not have an impact on future cash tax payments.

Executive Summary

Overview

For the three month and nine month periods ended October 2, 2004, sales grew 6.5% and 11.5% over the three month and nine month periods ended September 27, 2003, respectively. The primary drivers increasing sales include the addition of new runs and new customers in both existing and new regions. New products including Private Label, Powersports, Diesel Products, and Bed Liners also contributed to the growth in sales. However, although overall sales increased, the third quarter sales for the Northeast region to existing customers decreased as a result of slower store traffic and high market penetration. Northeast sales were equal to the prior year three month sales primarily due to new customers in the region and continued its single digit increase over the nine month prior year sales as a result of new customers and higher sales to existing customers. The increased breadth of on-hand inventory in the Midwest, and increased market penetration, grew sales in this territory to double digit growth over the three and nine month prior year periods. Canada continued its four year trend of double digit growth. Management does not believe that changes in the value of the Canadian Dollar significantly impacted Canadian sales. Our new West Coast initiative continues to outperform management’s initial expectations both in terms of overall sales and new customer development. Additionally, the Sacramento cross dock opened on November 1, 2004 and is expected to contribute to the increase in sales in the West Coast for the fourth quarter 2004. eServices, driven by mail order / internet fulfillment, also contributed to the strong growth in the periods. Management has approved the implementation of the PeopleSoft financial package which began in the fourth quarter of 2004.

Segment Information

We operate two business segments: Distribution and Retail as described below.

Distribution

The distribution segment of our business (“Distribution”) consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The distribution segment generated $104.2 million or 93.4% of the net sales in the third quarter of 2004 and grew 6.8% over the same period in the prior year. During the first nine months of 2004, distribution generated $318.1 million or 93.6% of the net sales and grew 11.8% over the same period in the prior year. This segment distributes specialty automotive equipment for vehicles to specialty retailer/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 16 non-inventory stocking cross-docks spread throughout the East Coast, Midwest, and parts of Canada; and (iii) our fleet of over 270 trucks that provide multi-day per week delivery and returns along our over 250 routes which cover 40 states and parts of Canada. The Exeter, Kansas City, and California warehouse distribution centers hold all of our inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, customer service, and our ability to expand efficiently.

Retail Operations

This segment of our business operates 24 retail stores primarily in Eastern Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated $7.3 million or 6.6% of our net sales in the third quarter of 2004, an increase of 2.9% over the prior year. During the first nine months of 2004, the retail operations generated $21.6 million or 6.4% of the net sales and grew 7.2% over the same period in the prior year. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Related Party Transactions

Successor

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses. This fee is contingent on the Company achieving consolidated Adjusted EBITDA, as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges related to disposal of ATV business, racing sponsorship fees and management relocation costs. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses, related to the Transaction which is included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month and nine month periods ended October 2, 2004 included $0.4 million and $1.1 million of management fee expense and accounts payable at October 2, 2004 included $1.4 million.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the

Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month and nine month periods ended October 2, 2004 included less than $0.1 million of management fee expense and accounts payable at October 2, 2004 included an immaterial amount.

Predecessor

In March 1998, the Company entered into a Management Consulting Services Agreement with Littlejohn, Advent, and GECC, each of whom owned more than 5% of our outstanding capital stock prior to the consummation of the Transaction. Under this agreement, Littlejohn, Advent, and GECC provided us and our subsidiaries with financial and management consulting services, for which the Company paid an annual fee of $0.3 million to Littlejohn and $0.1 million each to Advent, and GECC, plus each of their out-of-pocket expenses. This agreement expired by its terms upon the consummation of the Transaction. The amount included in selling, general and administrative expense for the three month and nine month periods ended September 27, 2003 is $0.1 million and $0.4 million.

Prior to the Transaction, the Company had transactions in the normal course of business with one of its principal stockholders and its affiliated companies. Selling, general and administrative expense for three month and nine month periods ended September 27, 2003 included less than $0.2 million and $0.5 million for both rental expense for the period under an operating lease agreement for transportation equipment, and for repairs and rentals of delivery trucks. For the three month and nine month periods ended October 2, 2004 there was less than $0.2 million and $0.4 million for these operating leases for transportation equipment, and repairs and rental of delivery trucks, respectively. Amounts included in accounts payable at October 2, 2004 and January 3, 2004 payable to these affiliates were immaterial.

The Company participates in a sponsorship program on behalf of Amato Racing, an organization whose sole stockholder was a shareholder and Director of the Company through October 30, 2003. For the three month periods ended October 2, 2004 and September 27, 2003 the Company expensed $0.1 million and for the nine month periods ended the Company expensed $0.3 million in connection with this program. At October 2, 2004 and January 3, 2004 accounts payable included an immaterial amount due to Amato Racing.

Return on Capital

Keystone Holdings contributed $3.5 million in capital as part of the Transaction related to certain tax benefits arising out of the Transaction. During the nine month period ended October 2, 2004 the Company returned the $3.5 million in capital contributions to Keystone Holdings.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Statement of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6	67.4	69.0	67.3
Gross profit	31.4	32.6	31.0	32.7
Selling, general and administrative expenses	22.6	20.0	22.9	19.9
Reorganization and other charges	—	0.6	—	0.3
Income from operations	8.8	12.0	8.1	12.5
Interest expense	5.7	1.2	5.5	1.7
Other (gain), net	—	—	(0.1)	—
Income before income tax expense	3.1	10.8	2.7	10.8
Income tax expense	1.1	4.2	1.0	4.0
Net income	2.0	6.6	1.7	6.8

Three Months Ending October 2, 2004 Compared to the Three Months Ending September 27, 2003

Net Sales. Net sales represent the selling price of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. Net sales increased by $6.9 million, or 6.5%, from $104.7 million for the period ended September 27, 2003 to $111.6 million for the period ended October 2, 2004. The increase in net sales was primarily a result of an increase in the number of delivery runs per week, the maturing of cross-docks opened in 2001 and 2002, opening of the West Coast warehouse, and the addition of new customer accounts. However, although over all sales increased, the third quarter sales for the Northeast region to existing customers decreased as a result of slower store traffic and high market penetration. Additionally the opening of a new warehouse on the West Coast in November of 2003 increased overall sales for the three month period in 2004 by 2.4%. Of the 2.4% increase, 2.2% was related to existing products and 0.2% was new products. New Products lines including Private Label, Powersports, Diesel Products, and Bed Liners were introduced during 2004 contributed to a $6.8 million or 6.5% increase in sales. The marketing tools used to drive the increase in new and existing product lines were The Grillin’ and Chillin’ Promotion and The Car Starter Program during the three month period of 2004.

Gross Profit. The three month periods ended October 2, 2004 and September 27, 2003 included depreciation expense in cost of goods sold that was less than $0.1 million. Gross profit represents net sales less cost of goods sold which includes third-party delivery costs. Gross profit increased $0.8 million, or 2.4%, from $34.2 million for the period ended September 27, 2003 to $35.0 million for the period ended October 2, 2004. The increase in gross profit was due to the increase in net sales. Gross margin for the periods ended October 2, 2004 was 31.4% and for the period ended September 27, 2003 was 32.6%. The decrease in the gross margin was related to Grillin’ and Chillin’ sales promotion ran during August 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $4.2 million, or 20.2%, from $21.0 million for the period ended September 27, 2003 to $25.2 million for the period ended October 2, 2004. The increase in selling, general and administrative expenses includes a $3.0 million increase in amortization and depreciation related to the Transaction and a $0.5 million increase in delivery expense due to the impact of additional cross-docks, increase in fuel prices, delivery routes that began in 2003, and a $0.3 million increase in operating expense for the West Coast warehouse opened in November of 2003.

Reorganization and Other Charges. Reorganization and other charges for the three months ended September 27, 2003 consisted primarily of expenses related to the Transaction.

Interest Expense. Interest expense increased by $5.0 million, or 396.1%, from $1.3 million for the period ended September 27, 2003 to $6.3 million for the period ended October 2, 2004, due primarily to the increase in debt related to the Transaction and the amortization of deferred financing costs.

Income Tax Expense. Income tax expense decreased by $3.1 million from an expense of $4.4 million for the period ended September 27, 2003 with an effective tax rate of 38.9% to $1.3 million with an effective tax rate of 36.8% for the period ended October 2, 2004.

Net Income. Net income decreased by $4.7 million from $6.9 million for the period ended September 27, 2003 to $2.2 million for the period ended October 2, 2004. The primary reason for the decrease is the Transaction-related items in the period ended October 2, 2004, including $3.0 million in amortization of intangible assets and a $5.0 million increase in interest expense related to the higher debt from the Transaction.

Results by Reportable Segment. The Company operates in two reportable segments: Distribution and Retail. The distribution segment of our business consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Retail reportable segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement and specialty parts. See Note 4 to the Financial Statements for additional information. Of the Company’s $6.8 million increase in consolidated net sales for the period ended October 2, 2004 over the period ended September 27, 2003, $6.6 million is due to increases in the Distribution reportable segment. The increase in the Distribution reportable segment is due primarily to new customer growth, increased customer penetration, and geographic expansion.

The remaining increase of $0.2 million is due to increases in the Retail reportable segment. The Retail distribution segment is not expected to contribute significantly to the Company’s growth, because of our decision not to expand beyond the current 24 retail stores.

Net income for the distribution segment decreased by $4.8 million for the period ended October 2, 2004 compared to the period ended September 27, 2003. The decrease is due largely to the Transaction-related costs. The Retail reportable segment increased by $0.1 million for the period ended October 2, 2004 compared to the period ended September 27, 2003. See Note 4 to the interim financial statements.

Nine Months Ending October 2, 2004 Compared to the Nine Months Ending September 27, 2003

Net Sales. Net sales represent the selling price of the products, promotional items, and fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. Net sales increased by $35.1 million, or 11.5%, from $304.7 million for the period ended September 27, 2003 to $339.8 million for the period ended October 2, 2004. The increase in net sales was primarily a result of an increase in the number of delivery runs per week, the maturing of cross-docks opened in 2001 and 2002, increased sales to existing customers, and the addition of new customer accounts. The continued development of customer relationships, along with the expansion of inventory in the Northeast and Midwest regions improved the breadth of product available and reduced stock shortages which increased service levels, and thereby improved sales. Additionally the opening of a new warehouse on the West Coast in November of 2003 increased sales in 2004 by 2.4%. Of the 2.4% increase, 2.3% related to existing products and 0.1% was new products. New Products lines including Private Label, Powersports, Diesel Products, and Bed Liners were introduced during 2004 contributing to a $12.9 million or 4.2% increase in sales. A variety of marketing programs were used during the year to help promote both new and existing product line sales.

Gross Profit. The nine month periods ended October 2, 2004 and September 27, 2003 included depreciation expense in cost of goods sold that was less than $0.1 million. Gross profit represents net sales less cost of goods sold which includes third-party delivery costs. Gross profit increased $5.8 million, or 5.8%, from $99.5 million for the periods ended September 27, 2003 to $105.3 million for the period ended October 2, 2004. The increase in gross profit was due to the increase in net sales. Gross margin for the period ended October 2, 2004 was 31.0% and for the period ended September 27, 2003 was 32.7%. The gross margin for the period ended October 2, 2004 was impacted by $3.5 million or 1.0% sales, for the non-cash charge to recognize a portion of the fair market value adjusted in inventory. The additional decrease in the gross margin was related to sales promotions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $17.3 million, or 28.6%, from $60.5 million for the period ended September 27, 2003 to $77.8 million for the period ended October 2, 2004. The increase in selling, general and administrative expenses includes a $8.9 million increase in amortization and depreciation related to the Transaction and $2.0 million increase in delivery expense due to the impact of additional cross-docks, increased fuel prices, and delivery routes that began in 2003, $1.1 million increase in operating expense for the West Coast warehouse which opened in November of 2003, and a $1.4 million increase for strategic consulting services.

Reorganization and Other Charges. Reorganization and other charges for the nine months ended September 27, 2003 consisted primarily of expenses related to the Transaction.

Interest Expense. Interest expense increased by $13.8 million, or 278.7%, from $4.9 million for the period ended September 27, 2003 to $18.7 million for the period ended October 2, 2004, due primarily to the increase in debt related to the Transaction and the amortization of deferred financing costs.

Income Tax Expense. Income tax expense decreased by $8.4 million from expense of $12.1 million for the period ended September 27, 2003 with an effective tax rate of 36.5% to $3.6 million with an effective tax rate of 39.2% for the period ended October 2, 2004.

Net Income (loss). Net income decreased by $15.4 million from $21.0 million for the period ended September 27, 2003 to $5.6 million for the period ended October 2, 2004. The primary reason for the decrease is the Transaction-related items in the period ended October 2, 2004, including $3.5 million in non-cash charges related to recognition of a portion of the fair market value adjustment in inventory, $8.9 million in amortization of intangible assets, a $13.7 million increase in interest expense related to the higher debt from the Transaction, and $1.4 million in consulting fees for strategic consulting services. These increases in expense are offset by the gross profit increase from the increase in sales.

Results by Reportable Segment. The Company operates in two reportable segments: Distribution and Retail. The distribution segment of our business is consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Retail reportable segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement and specialty parts. See Note 4 to the Financial Statements for additional information. Of the Company’s $35.1 million increase in consolidated net sales for the period ended October 2, 2004 over the period ended September 27, 2003, $33.7 million is due to increases in the Distribution reportable segment. The increase in the Distribution reportable segment is due primarily to new customer growth, increased customer penetration, and geographic expansion.

The remaining increase of $1.4 million is due to increases in the Retail reportable segment. The Retail distribution segment is not expected to contribute significantly to the Company’s growth, because of our decision not to expand beyond the current 24 retail stores.

Net income (loss) for the distribution segment decreased by $15.3 million for the period ended October 2, 2004 compared to the period ended September 27, 2003. The decrease is due largely to the Transaction-related costs. The Retail reportable segment net loss decreased by less than $0.1 million for the period ended October 2, 2004 compared to the period ended September 27, 2003. See Note 4 to the Interim Financial Statements.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the period ended October 2, 2004 was $21.2 million compared with net cash provided by operating activities during the period ended September 27, 2003 of $37.1 million. The decrease in net cash provided by operating activities for the period ended October 2, 2004 was primarily due to a decrease of $15.4 million in net income related to a $13.8 million increase in interest expense as a result of the Transaction and a $1.8 million increase in the change in inventory over last year’s change in inventory.

Investing Activities. Net cash used in investing activities was $5.2 million for the period ended October 2, 2004, an increase from the net cash used in investing activities of $5.1 million for the period ended September 27, 2003. The October 2004 and September 2003 periods included the purchases of fixed assets used in the normal course of business. A $1.7 million charge relates to Transaction costs of $0.4 million and a $1.3 million final working capital settlement adjustment. The higher amount in property, plant, and equipment in the September 2003 period was related to the buy out of leased equipment.

Financing Activities. Net cash used in financing activities during the period ended October 2, 2004 was $9.8 million, compared to a use of $30.0 million during the period ended September 27, 2003. This decrease primarily resulted from no repayments under the revolving line-of-credit and was partially offset by the payment of $3.5 million to Holdings as a return of capital contributions made in conjunction with the Transaction.

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital, capital expenditures, and operating costs necessary to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our senior secured credit facilities. In the event that we consummate an acquisition during this period, the total cost of the acquisition may not be funded completely from our current sources of liquidity and may require additional borrowings. As of October 2, 2004, we had $63.8 million in cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, dividends to Holdings, and acquisitions.

Debt Service. As of October 2, 2004, we had total indebtedness of $284.5 million and $47.2 million of borrowings available under our senior credit facilities and senior subordinated notes, subject to customary conditions. We have $2.8 million of letters of credit that reduce availability under the senior credit facilities.

The senior secured credit facilities consist of a five-year $50.0 million revolving credit facility and a six-year amortizing $115.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. For the first nine months, the applicable margin is 3.25% over LIBOR and 2.25% over the base rate for revolving credit loans and 2.75% over LIBOR and 1.75% over the base rate for term loans. Beginning six months after closing, the applicable margin for revolving credit loans will vary based upon our leverage ratio as defined in the senior credit facilities. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

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

Capital Expenditures. We will spend in excess of $4.0 million on capital expenditures in 2004 as a result of normal capital expenditures, the implementation of the PeopleSoft financial package and the opening of the Sacramento cross-dock. Through the nine months ending October 2, 2004, $3.6 million was spent on capital expenditures. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $63.7 million at October 2, 2004. We increased purchases from our vendors for certain steel related products to maintain a sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require a higher working capital than previously incurred. Inventory was increased to service our expected increase in sales, and to take advantage of lower prices prior to expected price increases.

Distributions to Holdings. Holdings has no assets other than our equity. We made distributions of previous Transaction-related capital contributions of $3.5 million to Holdings in the nine month period ended October 2, 2004 related to Transaction-related state and federal tax refunds received. Our ability to make such distributions is limited by the senior subordinated notes and the senior secured credit facilities.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of October 2, 2004.

	Payments Due by Period
Contractual Obligations(1)	2004	2005	2006- 2007	2008- 2009	2010 and thereafter	Total
	(in millions)
Term loan facility	$4.5	$10.0	$25.0	$70.0	$—	$109.5.
Senior subordinated notes	—	—	—	—	175.0	175.0
Operating lease obligations	1.0	2.6	3.8	1.5	—	8.9
Interest on indebtedness (2)	13.1	21.5	41.5	30.1	65.5	171.7

Total contractual cash obligations	$18.6	$34.1	$70.3	$101.6	$240.5	$465.1

(1)	The Company is contingently liable for certain advisory fees. See FN 5 of the Interim Financial Statements.
(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 1.92%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.1 million assuming outstanding indebtedness of $109.5 million under our senior credit facilities.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that a company that has a controlling financial interest in a variable interest entity (“VIE”) consolidate the assets, liabilities and results of operations of the VIE in a company’s consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46, FIN 46R. For the Company, which will be a non-public as defined in FIN 46R, VIEs created after December 31, 2003, require immediate application of the provisions of FIN 46R. For all entities that qualify as VIEs created before December 31, 2003, application of FIN 46R is required by the beginning of its fiscal year 2005. The Company has not identified any material VIEs or interests in VIEs for which the provisions of FIN 46R would require a change in the Company’s current accounting for such interests.

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

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility, and Term Loan Facility, and issued Senior Subordinated Notes. As of October 2, 2004, the Company has $284.5 million in debt. The Revolving Credit Facility was undrawn and the interest rate on the $175 million of Senior Subordinated Notes is fixed at 9.75%. As of October 2, 2004, our exposure to changes in interest rates is related solely to our Term Loan of $109.5 million which provided for quarterly principal and interest payments and is LIBOR plus 2.75 percent and matures in 2009, and our undrawn revolver. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $1.1 million change to interest expense.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 2, 2004 that has materially affected, or reasonably likely to materially affect, our internal controls over financial reporting. Management has approved the implementation of the PeopleSoft financial package. This implementation along with Sarbanes-Oxley Section 404 began in the fourth quarter of 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Robert S. Vor Broker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Bryant P. Bynum pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Robert S. Vor Broker pursuant to 18 U.S.C. ss. 1350

32.2	Certification by Bryant P. Bynum pursuant to 18 U.S.C. ss. 1350

(b)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on November 19, 2004.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/S/ ROBERT S. VOR BROKER
Robert S. Vor Broker
Chief Executive Officer and President

/s/ BRYANT P. BYNUM
Bryant P. Bynum
Executive Vice President and Chief Financial Officer