Form 10-K
period 2005-01-01
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2005-04-01
CIK 1058198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 1, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number: 333-11252

Keystone Automotive Operations, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2950980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Tunkhannock Avenue

Exeter, Pennsylvania 18643

(Address including zip code of registrant’s Principal Executive Offices)

(570) 655-4514

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant.

Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

Documents incorporated by reference: None.

-i-

CAUTIONARY STATEMENTS

We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this Annual Report generally. In addition, when used in this Annual Report, words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Certain Factors That May Affect Our Business,” as well as:

•	general economic and business conditions in the United States and other countries;

•	the financial condition of our customers and vendors, many of which are small businesses with limited financial resources;

•	the possibility of future terrorist activities;

•	our ability to execute key strategies including our expansion into the West Coast;

•	actions by our competitors;

•	downgrades in our credit ratings; and

•	other matters discussed in this Annual Report generally.

Consequently, readers of this Annual Report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statement in this Annual Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Annual Report are expressly qualified by these cautionary statements. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we disclaim any obligation to update these forward-looking statements

PART I

Item 1.	Business

Company Overview

Unless the context requires otherwise, references in this Form 10-K to Keystone refer to Keystone Automotive Operations, Inc. and references such as “we”, “us” and “our” refer to Keystone Automotive Operations, Inc. together with its consolidated subsidiaries.

History

In 1972, Keystone Automotive Warehouse was organized as a partnership and was sold in March of 1998, thereby dissolving the partnership. The new owners formed Keystone Automotive Operations, Inc., which was incorporated under the laws of the Commonwealth of Pennsylvania (the “Company”).

We are the leading distributor of specialty automotive equipment purchased by consumers to improve the performance, functionality, and appearance of their vehicles. We occupy a critical position in our industry by linking a highly fragmented base of approximately 650 vendors with an even more fragmented base of approximately 18,000 retail stores, who in turn sell to the consumer. In 2004, we believe we had net sales nearly four times higher than our largest competitor. The market in which we compete, as measured by manufacturers’ sales, is approximately $10.0 billion and grew at a compound annual growth rate of 8.9% in the period from 1994 to 2003. We have a differentiated business model and hard-to-replicate distribution network, which have enabled us to generate growth in excess of the market (a compound annual growth rate of 10.9%) in the period from 1985 to 2004. Our original concentration was in the Northeastern part of the United States. As we grew, we expanded and opened call centers and non-inventory stocking distribution centers (cross-docks) in Ohio, North Carolina and Massachusetts. In March of 1999, we purchased the assets of Automotive Performance Warehouse (“APW”), a distributor in Kansas City, Kansas, with warehouse locations in Kansas, Texas, Tennessee, Illinois, and Colorado. In 1999, we purchased the assets of a distributor in Toronto, Canada and purchased the stock of American Specialty Equipment Corp., a distributor in Long Island, New York that had serviced the East Coast. From 2000 to 2002, we opened new cross-docks in Pennsylvania, Maryland, Florida, Georgia, Indiana, Alabama, and Cornwall, Canada. In November of 2003, we opened our first call center and warehouse in Corona, California, allowing us to penetrate the West Coast market, and in November of 2004, we opened a cross-dock in Sacramento, California.

We offer the most comprehensive selection of specialty automotive equipment in our industry. We warehouse approximately 126,000 SKUs, which we are able to deliver to nearly all of our customers on a next or second-day basis. We have a hub-and-spoke distribution network, which we believe differentiates us from our competitors and allows us to provide rapid and dependable delivery of a broad selection of products. This network enables us to transport products from our three centralized warehouse distribution centers to our 17 non-inventory stocking cross-docks, which provide distribution points to key regional markets. Our fleet of over 295 trucks delivers our products directly to our customers along 285 routes in the East Coast, Midwest, Southeastern Canada, and California. We believe that this network meets the rapid delivery needs of specialty retailer/installers and ensures regular customer contact, allowing us to provide a superior level of service to our customers.

Our customers are principally small, independent retailers and installers of specialty automotive equipment with annual revenues of less than $1.0 million and annual purchases from us of less than $250,000. These businesses depend on us to provide a broad range of products, rapid delivery, marketing support, and technical assistance. Similarly, our vendors are typically small to mid-sized manufactures with annual revenues of less than $100.0 million, the majority of whom have revenues of less than $30.0 million. We provide a critical service to our vendors by stocking the full range of their products, managing the distribution of their products to our fragmented customer base, and providing marketing support to develop demand for their products. The valuable services we provide and the deep level of integration we have with the business operations of our customers and vendors have resulted in a strong and stable position within the industry.

We have experienced robust revenue and profit growth as a result of market growth, our ability to generate higher levels of sales from our existing customers, and by attracting new customers both in existing and in new regions. We believe that there is significant growth potential in the specialty automotive equipment market, which we expect will permit additional opportunities for revenue and profit growth in the future.

Segment Information

We operate two business segments: Distribution and Retail Operations as described below.

Distribution

The distribution segment (“Distribution”) aggregates five regions or operating segments that are economically similar, share a common class of customers and distribute the same products. This segment of our business is our hub-and-spoke distribution network. The distribution segment generated $421.0 million or 93.8% of our net sales in 2004. This segment distributes specialty automotive equipment for vehicles to specialty retailers and installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 17 non-inventory stocking cross-docks spread throughout the East Coast, Midwest, and parts of Canada; and (iii) our fleet of over 295 trucks that provide multi-day per week delivery and returns along over 285 routes which cover 42 states and parts of Canada. The Exeter, Kansas City, and Corona warehouse distribution centers hold all of our inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

Our distribution operations are comprised of three primary steps:

Order Processing. Order requests are received primarily through any of our call centers or to a lesser extent, directly through the Internet, and then sent to the warehouse for processing. Items are individually picked from the warehouse shelves, consolidated into crates or on pallets for shipping, and loaded onto trucks depending on the location of the customer and the cross-dock. We have achieved a pick accuracy rate of greater than 99%.

Transportation to Cross-Docks. We transport shipments from our central distribution centers to the cross-docks via tractor trailers. Once these trucks arrive at a local cross-dock, the products are unloaded, sorted by delivery routes, and then reloaded into smaller 18-foot delivery trucks.

Transportation to Customers. Our fleet of delivery trucks delivers the products to customers and picks up goods to be returned to us. When delivery trucks return to the cross-dock, returned goods are unloaded, sorted and returned to the warehouse distribution centers via the tractor trailers, thereby reducing wasted miles on the fleet’s return trips to the warehouse distribution centers. At our discretion, returned goods are either sent back to the manufacturer for full credit or restocked into inventory. We provide delivery on company-owned and leased trucks within one to two days to customers representing nearly all of our sales on company-owned trucks throughout 42 states and parts of Canada. This ensures regular customer contact and meets the rapid delivery needs of specialty retailer/installers.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, cost structure and our ability to expand efficiently.

Retail Operations

The retail segment of our business (“Retail”) operates 24 retail stores in Pennsylvania under the A&A Auto Parts name (the “A&A Stores”). A&A Stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated $28.0 million, or 6.2% of our net sales, in 2004. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. Due to the close proximity of many of the A&A Stores to the Exeter warehouse distribution center, the full range of SKUs carried at Exeter are delivered within 24 hours to any of our retail locations.

Competitive Strengths

We believe our key strengths are:

•	Leading Market Position. We are the leading distributor of specialty automotive equipment in North America with revenues, which we believe to be nearly four times higher than our largest competitor. Geographic coverage of our distribution network now extends to the East Coast, Midwest, the Western United States and parts of Canada. We believe the key benefits of our scale are:

•	an ability to economically carry extensive inventory due to the critical mass of customers we serve;

•	volume discounts from our vendors;

•	an ability to invest in sales tools and technologies to support our customers; and

•	operating efficiencies from leveraging our existing infrastructure.

We believe our leading market position enhances our ability to increase sales to existing customers attract new customers and enter into new markets.

•	Breadth and Depth of Product Selection. We offer the most comprehensive selection of specialty automotive equipment in the industry, with access to over 358,000 SKUs, of which we regularly stock approximately 126,000 SKUs in our distribution centers. This compares to approximately 50,000 SKUs for our next largest competitor, according to our estimates. Because of our size, we are able to carry many hard-to-find products, which represented approximately 40% of our net sales in 2004, yet we have experienced minimal inventory obsolescence. We seek to match our inventory with the market and tailor our product mix on a regular basis. We believe our broad product selection, which encompasses popular and hard-to-find equipment, enables us to attract and retain customers.

•	Industry-Leading Service. Our hub-and-spoke distribution network provides substantial scale and reach, which enables us to better serve our customers. We provide delivery on company-owned and leased trucks within one to two days to nearly all of our customers throughout 42 states and parts of Canada. We believe we are the only distributor with an in-house delivery system serving multiple regions in the United States. Our customers generally receive their orders in full shipments during consistent time windows on specific delivery days each week, rather than partial shipments during various times throughout the day or week by third-party common carriers. This customer service is enhanced by eight call centers that receive customer orders, respond to technical and other inquiries, and proactively place outbound calls to customers. Our approximately 315 call center representatives are complemented by a geographically dispersed outside sales force of approximately 30 employees. We believe this approach to customer service has proven extremely effective in building a large and loyal customer base.

•	Innovative Sales and Marketing. Through our effective use of sales resources and innovative marketing techniques, we are able to deliver value-added services to our customers and vendors. Our marketing techniques include: industry-leading catalogs; advertising, sponsorship and promotional activities, marketing and merchandising support and online initiatives. In 2004, we distributed over 1.9 million catalogs, including our annual Keystone Specialty Catalog, which showcases over 50,000 products. The Keystone Specialty Catalog is distributed to over 16,000 retailers, sells approximately 350,000 copies per year, and, we believe, has become the industry standard in the specialty automotive equipment market. We also organize leading trade shows, where we and approximately 250 vendors display specialty products to over 5,000 industry participants. Through these sales and marketing initiatives, we further enhance our brand and reputation as the leading distributor in the specialty automotive equipment industry.

•

Superior and Distinctive Technology. We have developed distinctive technologies for the benefit of our customers and vendors. Central to our technology strategy is the Keystone eCatalog, the industry’s only electronic catalog providing sophisticated searching capabilities and vehicle application data for over 100,000 SKUs. Other of our technologies include: eKeystone.com, our business-to-business website, which provides product information and online ordering to subscribing retailers; DriverFX.com, our business-to-consumer website, which facilitates and controls online marketing and order processing, tracking and fulfillment for our customers and also permits direct ordering by consumers; and Key Solutions, a proprietary retail store management system that we sell to retailers which allows, among other things, online ordering. In the period ended January 1, 2005, 34.4% of our distribution sales were placed electronically, improving efficiency and service and reducing call center costs.

•	Strong Financial Performance. We have experienced compound annual revenue growth of approximately 10.9% while maintaining gross margins of approximately 30.0% or greater in the period from 1985 to 2004. Despite the recent economic slowdown, our net sales increased 10.0% in 2004 compared to 2003. Most of our revenue growth has been organic, and we have experienced positive revenue growth in each of the past 20 years, except for the recession year of 1991. In addition, we have generated high and sustainable cash flow margins as a result of our scale and the low cash needs of our business model.

•	Experienced and Dedicated Management Team. Our senior management team, led by our Chief Executive Officer, Robert Vor Broker, our Chief Financial Officer, Bryant Bynum, and our Senior Vice President of Sales, Richard Piontkowski, is comprised of seasoned industry and Keystone veterans, and complemented by experienced professional distribution executives. Our senior management team collectively holds approximately 4% of our capital stock.

Business Strategy

We intend to continue to expand our business, enhance our market position, and increase our revenues and cash flow by focusing on the following:

•	Continue to Increase Sales to Existing Customers. We intend to continue providing our customers with a broad range of products and industry-leading service through our innovative sales and marketing techniques. By leveraging these competitive strengths and capitalizing on the critical role that large distributors play in the specialty automotive equipment industry, we believe we will be able to increase sales to our existing customers. We believe that potential for sales growth to existing customers exists in all regions in which we do business. In the last five years, we have expanded from our historic base of operations in the Northeast by opening cross-dock facilities in the Southeast, Midwest, California, and parts of Canada, and a warehouse operation in Southern California. Due to the relatively early stage of our penetration of these markets, (the Midwest expansion began in 1999 and the West Coast expansion began in late 2003), our sales per customer in most of these regions are significantly less then the level of the established Northeast region (where we began operations in 1972.) We regard the potential to grow our existing accounts in these regions as a significant revenue and profit opportunity.

•	Leverage Existing Infrastructure to Expand into New Customer Markets. Our hub-and-spoke distribution infrastructure provides extensive operating leverage. We intend to add new routes that will utilize existing warehouses, cross-docks, and sales and marketing infrastructure with relatively low additional capital expenditures and risk. Because inventory is consolidated within our distribution centers, the primary capital costs associated with expanding into a new region often involve simply leasing space for a local cross-dock and purchasing delivery trucks. New routes allow us to expand our customer base by penetrating markets which have not had ready access to the breadth and depth of products which we carry.

We believe that large retail auto chains represent an additional source of growth for us. These chains are relatively minor players in the specialty automotive equipment market because their distribution infrastructure and business models are optimized to deliver and merchandise high-volume replacement parts. Lacking internal capability, they have traditionally relied upon a patchwork of local distributors and common carrier shipments to meet their specialty automotive equipment demand. As our geographic footprint has expanded, we have entered into preferred agreements with several of these retailers to supply their specialty automotive equipment needs.

•	Selectively Pursue Acquisitions. We believe we are well-suited to capitalize on opportunities to acquire smaller companies with key customer relationships. We have significant experience in acquiring other distributors, securing their customer relationships and sales force and implementing our hub-and-spoke distribution network in their distribution markets. We believe that this experience will help us continue to select suitable acquisition opportunities in the future. Consistent with this strategy, we continue to evaluate potential acquisition targets.

Products

We believe we offer the most comprehensive product selection in the specialty automotive equipment industry, covering product lines from approximately 650 vendors with access to over 358,000 SKUs, of which we stock approximately 126,000 SKUs in our inventory. No particular SKU contributed more than 0.5% to our net sales in 2004. We have grown our product mix based on consumer demand for new technologies and products throughout many product growth periods, including speed and performance during the late 1960’s and 1970’s, trucks and SUVs in the 1980’s and 1990’s, and the recent growth of the market for sport compact vehicle specialty equipment and mobile electronics. These product growth periods have served to continuously expand and diversify our products across a mix of consumer demographics. Major consumer end-markets and representative products include:

Light Truck Owner	Suburban Family

Utility-focused pickup and light truck owners: • Toolboxes • Grille guards • Cargo nets	Domestic, family - focused consumers: • Running boards • In-car video • Luggage carriers

Sports Enthusiast	Off-Road Enthusiast

Outdoors, active-lifestyle consumers: • Roof and ski racks • Trailer hitches • Fog lights	Extreme-sport, rugged off-road enthusiasts: • Suspension kits • Winches • Rollbars

Hot Rodder	Urban Appearance

Classic, muscle-car hobbyists: • Custom exhaust • Superchargers • Gauges	Young, fashion and speed oriented-consumers: • Spoilers • Ground effects • Racing seats

Inventory Management

We have developed and implemented a variety of initiatives to manage a balanced level of inventory. These initiatives include implementing a customized computer program that assists our purchasing group in forecasting inventory needs and making purchasing decisions, consolidating all inventory at the Exeter, Kansas City, and Corona warehouse distribution centers, and examining on-hand inventory regularly to ensure that slow-moving inventory is returned to vendors. We also review our product mix on a regular basis to determine whether we have an appropriate inventory of product. Additionally, pursuant to standard industry practice, most manufacturers provide us with the opportunity to return unsold inventory at certain times during the year. The “stock adjustment” process allows us to maintain an inventory of active products, with minimal risk of accumulating slow-moving inventory or obsolete products, as products may be returned to the manufacturers if not sold or if returned to us by our customers. Stock adjustments encourage warehouse distributors to carry additional inventory, especially new products with no precedent sales data, as products that do not sell may generally be returned without penalty to distributors.

Management’s commitment to inventory management is reflected by a reduction of inventory as a percentage of net sales from 2000 to 2004. Ending inventory as a percentage of net sales for fiscal 2004 was 16.4%, compared to 21.7% for fiscal 2000.

Sales

Our employee sales force is comprised of approximately 315 inside sales personnel located within eight call centers and approximately 30 outside sales personnel who call directly on customers in the field.

Inside Sales Force. Our inside sales force is responsible for cultivating existing customer relationships. This sales force receives customer orders, responds to technical and other inquiries, and proactively places outbound sales calls to customers.

Outbound calling representatives are responsible for contacting approximately 5,000 customers per day, primarily to maintain an active dialogue with customers regarding new promotions, marketing initiatives, new products and our marketing events.

Inbound calling representatives are responsible for responding to the approximately 17,000 inbound calls per day in connection with customer requests, and order placement and fulfillment.

Outside Sales Force. The focus of our outside sales force is to identify and acquire new customers, and to further develop relationships with existing customers. Outside sales personnel are responsible for specific geographic regions across the United States, and they work with regional managers to penetrate and service new and existing markets. Outside sales personnel also sell value-added marketing services, such as merchandising support, eServices (discussed in “Online Initiatives”), and loyalty programs.

Marketing

Our strong performance has been achieved through efficient and effective use of sales resources and innovative marketing. At the core of our marketing strategy is our mission to deliver value-added services to both customers and vendors. From industry-leading catalogs and online initiatives to numerous advertising, sponsorship and promotional activities, we believe we are recognized as one of the most innovative marketers in the specialty automotive equipment industry.

Trade Shows and Events

We sponsor a series of vendor-supported special events and trade shows throughout the year to drive sales growth and showcase products, including a leading trade show, the “Big Show,” where we and approximately 250 vendors display specialty products to over 3,800 industry participants. Flyers and promotional materials are sold and distributed to our customers via call centers and truck drivers. In addition, we develop loyalty programs based on purchasing levels where customers earn rewards toward annual prizes and trips.

Catalogs

We produce the specialty automotive equipment industry’s leading online and print catalogs. Our catalogs are used throughout the industry to buy, sell and market products. We distribute catalogs to customers who circulate the catalogs to end consumers. In 2004, we distributed over 1.9 million catalogs, including our annual Keystone

Specialty Catalog, which contains more than 1,150-pages showcasing over 50,000 products. The Keystone Specialty Catalog is distributed to over 16,000 retailers, sells approximately 350,000 copies per year, and we believe has become the industry standard in the specialty automotive equipment market. In addition to our primary Keystone Specialty Catalog, we publish other catalogs targeted to specific vehicle, market and product categories.

Online Initiatives

We launched our eServices initiatives in 1999 to provide customers with the added convenience of ordering online and to further extend consumer reach by enabling commercial customers to offer online shopping to end consumers. Our online initiatives include the following:

•	eCatalog. Our eCatalog is the largest specialty automotive equipment product catalog on the Internet today. eCatalog is a proprietary catalog and is a critical component of a number of other initiatives, such as eKeystone.com and DriverFX.com. It is also utilized by the internal sales organization. Our eCatalog provides several unique features such as vehicle-specific search and cross-referencing capabilities. Currently, the eCatalog includes over 250,000 product images, detailed product information, technical notes and alternative specialty automotive equipment in the event that the desired part is out of stock.

•	eKeystone.com. eKeystone.com is our online business-to-business website that provides customers with access to our eCatalog, current stock information, product descriptions, marketing opportunities and other information to assist subscribing retailers in operating their businesses. Customers are also able to place orders with retailer-specific pricing. eKeystone.com is fully integrated with our ordering system.

•	DriverFX.com. DriverFX.com was developed to enable our commercial customers to offer an enhanced online shopping experience to the end consumer. The DriverFX.com portal can be accessed directly, or via one of over 185 affiliate customer websites. Each affiliate’s website is built and maintained by us for ease of operation and branded with a unique URL, store name, physical location, contact information, logos, and store pictures for a distinctive look. Consumers log onto personalized customer DriverFX.com websites to purchase products. When a sale is made, our customer receives a commission from us relating to the purchase. When we receive the order, the order is processed electronically and then shipped directly to the end consumer.

•	Key Solutions. Key Solutions is an internally developed software package that we provide to our customers to help them run their businesses more efficiently. The package includes point of sale capabilities with integrated access to our electronic parts catalog. The software also includes functions such as inventory controls, purchasing and receiving capabilities, accounts receivable management, accounts payable management, payroll management, accounting tools, a time card system, mailing lists, wireless inventory, and the ability to generate price labels.

Customers

We have a fragmented base of approximately 18,000 customers. No customer comprised more than 1.1% of our net sales in 2004. Our customers are principally small, independent, owner-operated businesses with annual revenues of less than $1.0 million and annual purchases from us of less than $250,000. Our customers merchandise products directly to consumers and install purchased products in installation bays. These businesses rely upon us to provide a broad range of products, rapid delivery, marketing support and technical assistance. While we generally do not have long-term contracts with our customers, our high customer retention rates underscore the strength of our customer loyalty. Approximately 40% of our top 100 customers have been with us for more than ten years.

In addition to our traditional specialty retailers and installer customers, during the past few years, we have increased our sales to several large automotive parts retail chains. Large automotive retail chains typically stock 15,000 to 25,000 SKUs per retail location, and their distribution infrastructure and business models are optimized to deliver and merchandise high volume replacement parts and not the lower volume specialty and performance parts. While the automotive retail chains currently have a small presence in the lower volume market, some retailers have sought to augment their product offerings and sales with increasingly popular specialty and performance equipment. However, we believe these retailers face significant challenges in changing their business models to distribute specialty products, including: (i) purchasing from a different vendor base, (ii) maintaining a sizable inventory of slower-moving products, and (iii) setting up a delivery system to provide multi-day per week deliveries direct to stores. As a result, several large automotive parts retailers have established relationships with us to outsource their distribution of specialty and performance equipment. By purchasing products from us, these retailers avoid significant investments that would be required to develop the infrastructure necessary to achieve comparable product breadth and service. As our geographic footprint has expanded, our sales to automotive parts retail chains have grown rapidly, but still only represented approximately 3.0% of our net sales in 2004.

Vendors

Throughout the growth of our Company, we have built strong relationships with many of the industry’s leading manufacturers. We have a diversified vendor base of approximately 650 specialty manufacturers, with our largest vendor accounting for approximately 5% of net sales and our next largest vendor accounting for approximately 2% of net sales in 2004. In addition, the average length of our relationship with our top 100 vendors is approximately 11 years, demonstrating stable, efficient and mutually beneficial relationships.

We provide a critical services to our vendors by stocking the full range of their products, managing the distribution of their products to a fragmented customer base, and providing marketing support to develop demand for their products. We believe that we enhance our importance to vendors by carrying a complete offering of a vendor’s products, unlike competitors which may only carry selected SKUs. As we have grown and expanded our vendor relationships, we have created a self-reinforcing cycle of adding new vendors, increasing inventory breadth and depth, attracting new customers due to increased product selection, and again attracting new vendors as the customer base increases.

We provide vendors with manufacturing efficiencies, inventory and working capital management, as well as effective new product distribution. Our inventory management system allows manufacturers to coordinate manufacturing schedules with us, thereby increasing manufacturing efficiencies. We use our size and scale to purchase products in large quantities to meet our commitment to provide customers with a full range of products, while receiving volume discounts from our vendors. Vendors use us to generate demand, create innovative marketing support and distribute new products.

We believe that we represent a substantial share of the sales volume for many of our top vendors. Because of our broad access to customers, vendors also utilize our ongoing call center initiatives, customized marketing materials, customer event planning, and customer training programs. Vendors pay marketing fees to us to have their respective products and brands showcased in our catalogs, on our delivery vehicles, and on our invoices. In addition, our vendors financially support other marketing promotions, such as the “Big Show,” the Keystone Reward Program, and the Keystone Cruise, a vendor-supported annual cruise, and highly desired customer reward program.

Trademarks and Licensing

We own certain trade names, trademarks and patents used in our business. The loss of any such trade name, other than “Keystone”, “DriverFX”, or any trademark or patent would not have a material adverse effect on our consolidated financial condition or results of operations.

Competition

Specialty automotive equipment industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalogs, and/or directly to retailers and/or consumers. According to The Specialty Equipment Market Association, or SEMA, the industry is comprised of over 850 warehouse distributors and numerous catalog companies. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price.

Employees

At January 1, 2005, we employed 1,527 full-time salaried staff and hourly workers. Management believes that we have a positive working relationship with our employees. We are not a party to any collective bargaining agreements with our employees.

Governmental Regulations and Environmental Matters

While we do not conduct manufacturing, our distribution and retail operations and our properties, including our maintenance of a fleet of vehicles, are nonetheless subject to federal, state, local and foreign environmental protection, and health and safety laws and regulations, including the Occupational Safety and Health Act (“OSHA”) and federal, state and local environmental laws, rules and regulations. We are not aware of any pending legislation that in our view, if enacted, is likely to affect significantly the operations of our business. We believe that our operations comply substantially with all existing government rules and regulations applicable to our business.

Environmental laws govern, among other things:

•	the emission and discharge of hazardous materials into the ground, air, or water;

•	the exposure to hazardous materials; and

•	the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water, and hazardous materials.

We are also required to obtain certain permits from governmental authorities for some of our operations. If we violate these laws, regulations or fail to obtain such permits, we could be fined or otherwise sanctioned by regulators. We could also become liable if employees or other third parties are improperly exposed to hazardous materials.

We have made and will continue to make expenditures relating to environmental compliance. We cannot assure you, however, that we will at all times be in complete compliance with such requirements. Although we presently do not expect to incur any capital or other expenditures relating to environmental controls or other environmental matters in amounts that would be material to us, we may be required to make such expenditures in the future. Environmental laws are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that environmental laws will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

We operate distribution centers and retail locations and may be responsible under environmental laws for contamination resulting from our operations, such as the possible release of gasoline, motor oil, antifreeze, transmission fluid, CFCs from air conditioners or other hazardous materials. Contamination can migrate on-site or off-site which can increase the risk of, and the amount of, any potential liability for such contamination.

Many of our facilities are located on or near properties with a history of industrial use which may have involved hazardous substances. As a result, some of our properties could have contamination from historical operations. Some environmental laws hold the current operator of real property liable for the costs of cleaning up contamination, even if the operator did not know of and did not cause such contamination. Accordingly, we may be responsible under environmental laws for such historical contamination. These environmental laws also impose liability for cleanup costs and damages on persons who dispose of hazardous substances, regardless of whether the disposal site is owned or operated by such person. Third parties may also make claims against owners or operators of properties for personal injuries and property damage resulting from the release of hazardous substances.

While compliance with, or liabilities under, environmental laws have not had a material adverse effect on our financial position, results of operations or cash flows to date, we cannot guarantee that they will not materially adversely affect us in the future.

Certain Factors That May Affect Our Business

Your should carefully consider the following factors, in addition to other information in this Report, in evaluating our company and our business.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

We have a substantial amount of debt. As of January 1, 2005, we had total indebtedness of $282.50 million. In addition, as of January 1, 2005 we were able to borrow up to an additional $47.2 million under our senior credit facilities, subject to customary borrowing conditions.

Our substantial debt could have important consequences to you, including:

•	making it more difficult for us to satisfy our obligations with respect to the 9 ¾ notes (“notes”);

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to other less-leveraged competitors.

Subject to specified limitations, the indenture governing our notes and the credit agreement governing our senior credit facilities will permit us and our subsidiaries to incur substantial additional debt. If new debt is added to our current debt levels, the risks described above could intensify.

We will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. For example, our need to stock substantial inventory could increase our working capital needs. We cannot assure you that our business will continue to generate cash flow from operations at current levels or that our cash needs will not increase. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other needs, we may have to refinance all or a portion of our existing debt or obtain additional financing or reduce expenditures that we deem necessary to our business. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to pay amounts due to you on the notes.

The credit agreement governing our senior credit facilities, the indenture governing our outstanding notes and our future debt agreements will contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Our senior credit facilities and the indenture restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money;

•	pay dividends or make distributions;

•	purchase or redeem stock;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	consummate certain asset sales;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.

In addition, our senior credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests, including a minimum consolidated interest coverage ratio of 1.75:1.00, a maximum consolidated leverage ratio of 5.60:1.00, and a minimum consolidated fixed charge coverage ratio of 1.10:1.00. Each of these ratios will increase over time. For our fiscal year ended January 1, 2005 our consolidated interest coverage ratio was 2.41:1.00, our consolidated leverage ratio was 4.72:1.00, and our consolidated fixed charge ratio was 1.38:1.00. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure by us to meet those tests. A breach of any of these covenants would result in a default under our senior credit facilities and the indenture. If an event of default under our senior credit facilities occurs, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders could proceed against the collateral pledged to them. We have pledged substantially all of our assets to the lenders. In such an event, we also cannot assure you that we would have sufficient assets to pay amounts due on the notes. As a result, you may receive less than the full amount you would be otherwise entitled to receive on the notes.

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors’ operations could have an adverse effect on our business and results of operations.

Our business depends on developing and maintaining productive relationships with our vendors. Many factors outside of our control may harm these relationships. For example, financial difficulties that some of our vendors may face may increase the cost of the products that we purchase from them. Our vendors’ ability to supply products to us is also subject to a number of risks, including destruction of their facilities or work stoppages. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our vendors may increase the cost of products we purchase or may lead to vendors refusing to sell products to us at all. We generally do not have long-term contracts with our vendors.

The automotive aftermarket equipment industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on specialty automotive equipment.

A downturn in the economy may delay or reduce consumer purchases of our products and services, which could adversely affect our revenues, cash flow and profits. Growth in our industry significantly slowed in 2001 and 2002 from the industry’s historic average growth rates due to the recession, and sales in our industry have declined on an annual basis in prior recessions. A continued slowdown in economic activity could adversely affect our results. Many factors affect the level of consumer spending on specialty automotive equipment, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. While the number of automobiles registered in the United States has steadily increased, should a reduction in the number of automobiles driven by automobile owners or a reduction in new car purchases occur, it would adversely affect the demand for our products.

Because all of our inventory is stored in our warehouse distribution centers, a disruption in our warehouse distribution centers could adversely affect the results of our operations by increasing our cost and distribution lead times.

We maintain our entire inventory in three warehouse distribution centers. A serious disruption to these distribution centers or to the flow of goods in or out of these centers due to inclement weather, fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center, which would reduce our revenues and profits, and impair our relationships with our customers.

Our business could be adversely affected by consolidation among vendors and customer as it may reduce our importance as a holder of sizeable inventory thereby reducing our revenues and earnings.

Our success has been dependent, in part, on the fragmented vendor and customer base in our industry. Because of the small size of most vendors and customers, they cannot support substantial inventory positions and thus we fill an important role as our size permits us to maintain a large inventory. If a trend towards consolidation among vendors or customers developed in the future, it could reduce our importance and reduce our revenues, margins and earnings. We generally do not have long-term contracts with our customers and they can cease doing business with us at any time.

Our growth strategy of identifying and consummating acquisitions and expanding our services into new regions entails integration, financing and other risks, including expenditures associated with developing a distribution infrastructure with a new distribution center, cross-docks and routes.

We intend to continue to grow in part through acquisitions. This growth strategy entails risks inherent in identifying desirable acquisition candidates, in integrating the operations of acquired businesses into our existing operations and risks relating to potential unknown liabilities associated with acquired businesses. In addition, we may not be able to finance the acquisition of a desirable candidate or pay as much as our competitors because of our leveraged financial condition or general economic conditions.

In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities could materially and adversely affect our business. Difficulties that we may encounter in integrating the operations of acquired businesses could also have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition, and integration costs may exceed anticipated amounts. Our prior management team experienced difficulties in integrating certain acquisitions.

The launch of our distribution services into new regions will require expenditures to develop a distribution infrastructure, including new distribution centers, cross-docks and routes, and we generally do not expect to achieve profitability from new regions for a period of time. We may also face competition from existing distributors in those regions that could reduce the benefits we anticipate from such expansion.

We could be adversely affected by compliance with environmental regulations and could incur costs relating to environmental matters, particularly those relating to our distribution centers and retail locations.

We are subject to various federal, state, local and foreign environmental laws and regulations and health and safety laws and regulations governing, among other things:

•	the emission and discharge of hazardous materials into the ground, air, or water;

•	the exposure to hazardous materials; and

•	the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water and hazardous materials.

We are also required to obtain permits from governmental authorities for some of our operations. If we violate or fail to obtain or comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also become liable if employees or other third parties are improperly exposed to hazardous materials.

We operate distribution centers and retail locations, and under certain environmental laws, we could be held responsible for some or all of the costs relating to any contamination at, or migrating to or from, our current or past facilities or our predecessors’ past facilities and at sites where we disposed wastes. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances.

Environmental laws are complex, change frequently and have tended to become more stringent over time. Our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, financial position, results of operations or cash flows to date. See “Business—Environmental Matters.”

Our reliance on intellectual property and proprietary rights for certain of our electronic offerings that may not be adequately protected under current laws may harm our competitive position and materially and adversely affect our business and results of operations.

We rely on copyright, trademark and other intellectual property laws to establish and protect our proprietary rights in certain of our electronic offerings, which include internet-based and other technology-based services and products which are material to our business and are operated using proprietary software and other intellectual property. However, we cannot assure you that our proprietary rights in our software or other intellectual property used to provide certain material services and products to customers will not be challenged, invalidated or circumvented. If we are unable to adequately protect our intellectual property and proprietary rights, our competitive position may be harmed and our business and financial results could be materially and adversely affected.

If we experience problems with our fleet of trucks or are otherwise unable to make timely deliveries of product to our customers, our business and reputation could be harmed.

We use a fleet of trucks to deliver vehicle parts to our customers, most of which are owned by us and some of which are leased from third parties. We are therefore subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, including disruptions in our lease arrangements, availability and price of fuel, and liabilities arising from accidents to the extent we are not covered by insurance. Our failure to deliver parts in a timely and accurate manner could harm our reputation and brand, which could have an adverse effect on our business.

Our business could adversely be affected by high prices of fuel.

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. Because we use a fleet of trucks to deliver specialty automotive equipment parts to our customers, the high prices of fuel may cause us to incur higher costs in operating our fleet, which have an adverse effect on our business, financial condition and results of operations.

We could be subject to product liability, personal injury or other litigation claims which could have an adverse effect on our business, financial condition and results of operations.

Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we sell or distribute, or have sold or distributed in the past, and we could be subject to claims, including product liability or personal injury claims. These claims may not be covered by insurance, and vendors may be unwilling or unable to satisfy their indemnification obligations to us with respect to these claims. As a result, the defense, settlement or successful assertion of any future product liability, personal injury or other litigation claims could cause us to incur significant costs and could have an adverse effect on our business, financial condition, results of operations or cash flows.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

We are dependent on the continued services of our senior management team, particularly Robert Vor Broker, President, Chairman and Chief Executive Officer; Bryant Bynum, Executive Vice President and Chief Financial Officer; and Richard Piontkowski, Senior Vice President of Sales. We believe the loss of such key personnel could adversely affect our financial performance. In addition, our ability to manage our anticipated growth will depend on our ability to identify, hire and retain qualified management personnel. We cannot assure you that we can attract and retain sufficient qualified personnel to meet our business needs. See “Management—Directors and Executive Officers.”

The interests of our controlling shareholder may be in conflict with the interests of note holders.

Bain Capital owns securities representing a substantial majority of the voting power of Holdings’ common stock on a fully diluted basis and has the ability to elect a majority of the board of directors and generally to control the affairs and policies of Keystone. Circumstances may occur in which the interests of Bain Capital, as our shareholder could be in conflict with the interests of the holders of the notes.

Available Information

We file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We are, therefore, subject to the informational requirements of the Securities Exchange Act of 1934. Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically.

Our filings under the Exchange Act (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are also available free of charge from Investor Relations by calling 1-570-603-2326 or emailing investorrelations@key-stone.com.

Item 2.	Properties

We are headquartered in Exeter, Pennsylvania, where our owned 165,000 square foot main office and 675,000 square foot warehouse distribution center are located. We also lease a 162,750 square foot warehouse distribution center in Kansas City, Kansas under a lease expiring in 2009, and a 73,320 square foot warehouse distribution center in Corona, California under a lease expiring in 2007. These distribution centers hold our entire inventory and regularly distribute inventory to 17 non-inventory stocking cross-dock locations strategically located throughout the United States and parts of Canada. We also have 24 A&A Auto Parts retail locations. Of these cross-docks and A&A Stores, 24 facilities are leased. The leases for our leased facilities are scheduled to expire between 2005 and 2019. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. We will grant mortgages on our principal real property to secure our senior credit facilities.

Item 3.	Legal Proceedings

We are party to various lawsuits, arising in the normal course of business. We are not currently a party to any material legal proceedings. We have certain contingent liabilities arising from various other pending claims and legal proceedings. While the amount of liability that may result from these matters cannot be determined, we believe the ultimate liability will not materially affect our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fiscal quarter ended January 1, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities . There is one holder of record of our equity, Keystone Automotive Holdings, Inc. (“Holdings”). As of January 1, 2005 Holdings consisted of 12 shareholders owning a total of 89,999,999 shares of Holdings’ Class A Common Stock and 9,999,999 shares of Holdings’ Class L Common Stock.

We have not paid cash dividends on our common stock and we do not anticipate paying any such dividends in the foreseeable future.

Each of our credit facility with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, UBS Securities LLC, as syndication agent and PNC Bank, National Association, as documentation agent, and a syndicate of lenders, and our indenture relating to our notes generally prohibit the payment of dividends by us on shares of our common stock (other than dividends payable solely in shares of our capital stock), with certain limited exceptions for dividend payments to Holdings.

Item 6.	Selected Financial Data

The following tables present our selected historical consolidated financial data as of the dates and for the periods indicated. The financial data as of and for our fiscal years ended December 31, 2000, December 29, 2001, December 28, 2002, as of and for the periods from December 29, 2002 to October 30, 2003 and October 31, 2003 to January 3, 2004, as of and for our fiscal year ended January 1, 2005 has been derived from the historical consolidated financial statements.

The selected historical data presented below is shown on two basis of accounting: predecessor and successor. The successor basis reflects the push down of fair value adjustments recorded as a result of the acquisition of Keystone Automotive Operations, Inc. by Keystone Automotive Holdings, Inc. on October 31, 2003 (the “Transaction”, as further described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). We changed our fiscal year effective January 1, 2001 and operate on a 52/53 week year basis with the year ending on the Saturday nearest December 31. Prior to 2001, our fiscal year ended on December 31. The years ended December 31, 2000, December 29, 2001, December 28, 2002 and January 1, 2005 include 52 weeks while the year ended January 3, 2004 included 53 weeks.

The selected information below should be read in conjunction with and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and accompanying notes thereto of Keystone Automotive Operations, Inc. included below in this document.

	Periods Ended
(in thousands)	Year Ended December 31, 2000	Year Ended December 29, 2001	Year Ended December 28, 2002	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005
	Predecessor				Successor
Statement of Operations Data:
Net sales (1)	$330,448	$349,258	$375,143	$343,506	$64,578	$448,965
Cost of sales (2)	220,677	235,972	249,222	228,036	53,432	300,301

Gross profit	109,771	113,286	125,921	115,470	11,146	148,664
Selling, general and administrative expenses (3)	84,208	84,431	86,465	99,936	18,320	114,443
Net loss (gain) on sale of property, plant and equipment	—	(11)	(720)	(36)	(3)	—
Reorganization and other charges (4)	—	3,077	1,436	6,244	—	—

Total operating expenses	84,208	87,497	87,181	106,144	18,317	114,443

Income (loss) from operations	25,563	25,789	38,740	9,326	(7,171)	34,221
Other (income) expense:
Interest (income)	(323)	(39)	(10)	(21)	(10)	(176)
Interest expense	14,066	13,274	9,926	5,501	4,104	25,113
Other, net	282	306	(107)	73	35	(216)

Total other expense, net	14,025	13,541	9,809	5,553	4,129	24,721
Income (loss) before provision for income taxes	11,538	12,248	28,931	3,773	(11,300)	9,500
Income tax provision	4,238	4,554	11,674	1,297	(4,261)	3,799

Net income (loss)	$7,300	$7,694	$17,257	$2,476	$(7,039)	$5,701

Other Financial Data:
Capital expenditures (including capitalized software costs)	$(18,131)	$(3,859)	$(3,512)	$(7,450)	$(434)	$(5,489)
Depreciation and amortization	5,065	6,021	6,651	6,034	3,641	18,685

	Periods Ended
(in thousands)	December 31, 2000	December 29, 2001	December 28, 2002	January 3, 2004	January 1, 2005
	Predecessor			Successor
Balance Sheet Data (end of period):
Cash and cash equivalents	$1,518	$2,043	$1,715	$7,552	$12,390
Working capital (5)	22,719	39,101	44,535	54,263	61,751
Total assets	196,734	184,407	179,328	574,445	572,600
Total debt (6)	137,297	141,382	117,409	290,000	282,500
Mandatorily redeemable and convertible preferred stock	89,933	96,395	104,853	—	—
Total shareholders’ equity (deficit)	(94,394)	(95,463)	(85,234)	171,694	174,126

(1)	For the years ended December 31, 2000, December 29, 2001, December 28, 2002, and for the period December 29, 2002 to October 30, 2003, and the period October 31, 2003 to January 3, 2004, sales have been revised by $3.4 million, $3.3 million, $4.1 million, $4.2 million and $0.2 million due to the revision of sales to include sales of catalogs and other promotional materials which were previously classified as a reduction of selling, general and administrative expense.

(2)	Cost of sales for the period October 31, 2003 to January 3, 2004 and January 4, 2004 to January 1, 2005 includes $9.8 million and $3.5 million in non-cash charges related to recognition of a portion of the fair market value adjustment on inventory recorded as part of the Transaction.

(3)	Selling, general and administrative expenses include management and advisory fees paid to the Company’s former and current equity sponsors totaling $0.5 million for the years ended December 31, 2000; and December 29, 2001; and December 28, 2002; and $0.4 million for the period December 29, 2002 to October 30, 2003 and $0.3 million for the period October 31, 2003 to January 3, 2004; and $1.6 million for the period January 4, 2004 to January 1, 2005. Additionally, selling, general and administrative expenses for the period December 29, 2002 to October 30, 2003 include $26.6 million in Transaction-related bonuses.

(4)	Reorganization and other charges consists of restructuring charges in connection with certain severance arrangements and lease terminations in fiscal 2001, a legal settlement and loss on shutdown of the ATV business in fiscal 2002 and $6.5 million of Transaction-related costs in the period December 29, 2002 to October 30, 2003.

(5)	Working capital is defined as current assets less current liabilities.

(6)	Includes $0, $3.8 million, $1.7 million, $0 and $0, respectively representing our liability under previously outstanding interest rate swap agreements for the years ended December 31, 2000; December 29, 2001; December 28, 2002; January 3, 2004; and for the period ended January 1, 2005 .

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the accompanying notes included elsewhere in this document. This discussion contains forward-looking statements about our markets, the demand for our products, and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Cautionary Statements” section of this document.

Terms used herein such as “we”, “us”, and “our” are references to Keystone Automotive Operations, Inc. and its subsidiaries (collectively “Keystone”), as the context requires.

Items Affecting Comparability

Changes in Fiscal Year/2003 Period

We changed our fiscal year as of January 1, 2001 and since that time operated on a 52/53-week basis with the year ending on the Saturday nearest December 31. Prior to 2001, our fiscal year ended on December 31. The fiscal years ended January 1, 2005 and December 28, 2002 consisted of 52 weeks compared to January 3, 2004 which had 53 weeks.

As a result of the transaction, outlined below, we changed our basis of accounting as of October 30, 2003, as the fair value of the transaction was “pushed-down” to Keystone’s books and records. As a result of the change in basis of accounting on October 30, 2003, the consolidated statement of operations and comprehensive income, of cash flows and of stockholders’ equity have been prepared for both the period December 29, 2002 to October 30, 2003 and the period October 31, 2003 to January 3, 2004. Even though the consolidated financial statements are prepared separately for these two periods, the rules of the SEC permit the preparation of Management’s Discussion and Analysis on a full fiscal year basis.

The Transaction

On October 30, 2003 in a series of transactions, with Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed holding company owned by Bain Capital Partners, LLC (“Bain Capital”), its affiliates, co-investors and our management and Holdings thereby acquired all of our outstanding capital stock for a purchase price of $441.3 million (the “Transaction”). The aggregate cash costs, together with funds necessary to refinance certain of our existing indebtedness and associated fees and expenses were financed by equity contributions of $179 million, new senior credit facilities in the amount of $115 million, and the issuance and sale of $175 million of unsecured 9.75% senior subordinated notes due 2013.

The Transaction was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in the basis of these assets resulted in and will result in non-cash charges in future periods, principally related to the amortization of the step-up in the value of inventory, depreciation of property, plant and equipment and amortization of intangible assets. Additionally, interest expense increased as a result of the acquisition and we incurred sizable non-recurring expenses of $26.6 million for Transaction-related bonus payouts and $6.5 million related to transaction costs. The final purchase price allocation is as follows:

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

The factors that contributed to the purchase price and resulting goodwill included our market positioning, distribution network and workforce. We do not expect any of the goodwill recognized as a result of the Transaction to be deducted for tax purposes.

In the third and fourth quarters of 2004, we determined that adjustments were required to the net deferred tax liabilities recorded as of the date of the Transaction. The third quarter adjustment related to the manner in which certain tax benefits, to be realized by the Company in future periods, was reflected in the balance sheet following a purchase business combination. The adjustments resulted in an increase in goodwill by $10,751 for the third and an increase in net deferred tax liabilities by corresponding amounts. The adjustments have been reflected in our balance sheets as of January 3, 2004 and January 1, 2005. These adjustments did not have an impact on our results of operations or cash flow and will not have an impact on future cash tax payments.

Reclassifications

Net sales for the year ended December 28, 2002, period from December 29, 2002 to October 30, 2003, and period from October 31, 2003 to January 3, 2004 have been revised from the prior year presentation to include sales of catalogs and other promotional materials which were previously classified as reductions of selling, general and administrative expenses.

Executive Summary

Overview

We are the leading distributor of specialty automotive equipment purchased by consumers to improve the performance, functionality and appearance of their vehicles. We provide a critical link between a highly fragmented base of approximately 650 vendors and an even more fragmented base of approximately 18,000 customers. Our customers are principally small, independent installers and retailers of specialty automotive equipment with annual revenues of less than $1.0 million and annual purchases from us of less than $0.3 million. Due to their size, these businesses use us to provide a broad range of products, rapid delivery, marketing support, and technical assistance. Similarly, our vendors are typically small to mid-sized businesses with annual revenues of less than $100.0 million, the majority of whom have revenues of less than $30.0 million, and we typically represent a significant portion of their sales. We provide a critical service to our vendors by stocking the full range of their products, managing the distribution of their products to a fragmented customer base, and providing marketing support to develop demand for their products.

In 1999, we acquired the stock or assets of three companies: Automotive Performance Wholesalers, located in Kansas City, Kansas; Performance Improvements, located in Toronto, Canada; and American Specialty Equipment, located in Hauppauge, New York.

•	Automotive Performance Wholesalers, whose assets we acquired in March of 1999, had operations in Kansas City, Memphis, Dallas, and Denver. This acquisition allowed us to establish a presence in the Midwest and introduce our distribution network to this area.

•	Performance Improvements, whose assets we acquired in April of 1999, consisted primarily of a customer list. This acquisition gave us an immediate market presence in Canada and has contributed to a significant increase in sales to customers in Canada.

•	American Specialty Equipment, whose stock was acquired by us in September of 1999, was a distributor of specialty automotive equipment with distribution centers in New York and Atlanta, and five retail stores located in New York. Located within the same geographic proximity as our main distribution facility in Exeter, Pennsylvania, this acquisition allowed us to increase customer penetration.

During 2001, we restructured the organizational composition of these acquired operations in order to eliminate duplicate costs, implement our sales and marketing techniques and introduce our distribution network. Net sales and net income in these markets have grown significantly since the time of acquisition. These acquisitions, together with the establishment of additional cross-dock locations, have also allowed us to extensively expand our geographic presence over the last four years.

In April 2002, we disposed of all five of American Specialty Equipment’s “ATV” retail stores (“ATV”) to existing customers. These customers continue to rely on us to provide inventory. As a result, we were able to eliminate the expense of operating these stores while we continue to generate net sales. Additionally, this on-going supply of the former ATV retail stores and continued servicing of the same customer base precluded recognition of the disposal as a discontinued operation.

In November 2003, we opened our first warehouse distribution center on the West Coast in Corona, California. In November 2004, we opened our first West Coast cross-dock in Sacramento, California. This allows us to use our hub-and-spoke distribution network to expand and better serve our customers in this market.

In fiscal 2004, we increased net sales by 10.0%, from $408.1 million for the period ending January 3, 2004 to $449.0 million for the period ending January 1, 2005. The Distribution segment generated $421.0 million or 93.8% of net sales in fiscal 2004 compared to $381.3 million or 93.4% of net sales in fiscal 2003. The Retail segment generated $28.0 million or 6.2% of net sales in fiscal 2004 compared to $26.8 million or 6.6% of net sales in fiscal 2003. Northeast sales continued its single digit increase over 2003 as a result of new customers and higher sales to existing customers. In the Midwest, the increased breadth of on-hand inventory, and increased market penetration, enabled us to grow sales in this territory at a double digit growth rate as compared to 2003. Canada continued its four year trend of double digit growth. Our West Coast initiative continues to outperform management’s initial expectations both in terms of overall sales and new customer development.

Gross margin increased by 2.1% for the period ending January 1, 2005 to 33.1% compared to 31.0% for the period ending January 3, 2004. The period ending January 3, 2004 included $9.8 million of expense while the period ending January 1, 2005 included $3.5 million of expense for the fair market value adjustment on inventory related to the Transaction. Net operating income increased by $32.0 million for the period ending January 1, 2005 to $34.2 million compared to $2.2 million for the period ending January 3, 2004. The period ending January 3, 2004 was impacted by the Transaction cost of $9.8 million fair market adjustment on inventory, $26.6 management bonus, and $6.5 million other charges that occurred during that period.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Periods Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Statement of operations data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.4	69.0	66.9
Gross profit	33.6	31.0	33.1
Selling, general and administrative expenses	23.0	29.0	25.5
Net (gain) on sale of property, plant and equipment	(0.2)	—	—
Reorganization and other charges	0.4	1.5	—
Income from operations	10.3	0.5	7.6
Interest expense	2.6	2.3	5.6
Other, net	—	—	—
Income before income tax expense	7.7	(1.8)	2.1
Income tax expense	3.1	(0.7)	0.8
Net income	4.6	(1.1)	1.3

Period Ended January 1, 2005 Compared to the Period Ended January 3, 2004.

Net Sales. Net sales represent the selling price of the products, promotional items, and fees, and all shipping and handling costs paid by customers, less any customer-related incentives and less any reserve for returns. Net sales increased by $40.9 million, or 10.0%, from $408.1 million for the period ended January 3, 2004 to $449.0 million for the period ended January 1, 2005. The primary drivers increasing net sales include the addition of new runs and new customers in both existing and new regions. New products introduced in 2004 as well as the West Coast warehouse opening in November 2003 in Corona and a cross-dock in November of 2004 in Sacramento, helped to drive the increase in sales in 2004. The period ended January 3, 2004 includes a 53rd week, which contributed $4.8 million in net sales.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes third-party delivery costs. Gross profit increased $22.1 million, or 17.4%, from $126.6 million for the period ended January 3, 2004 to $148.7 million for the period ending January 1, 2005. The $126.6 million and $148.7 million includes a non-cash charge of $9.8 million and $3.5 million respectively, related to the recognition of a portion of fair market value adjustment on inventory recorded as part of the Transaction. The increase in gross profit was primarily the result of an increase in net sales. Gross margin for the period ended January 3, 2004 was 31.0% and for the period ended January 1, 2005 was 33.1%. The gross margin for the period ended January 3, 2004 and January 1, 2005 was impacted by $9.8 million and $3.5 million, or 2.4% and 0.8% of sales, respectively, of non cash charges described above. The gross margin for 2004 was favorably impacted by 1.1% due to excess vendor credits which were classified as a reduction of cost of sales for the year ended January 1st, 2005 in accordance with EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. Due to the timing of when promotional agreements were signed EITF 02-16 did not have a material impact on the company until year ended January 1, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses decreased by $3.8 million, or 3.2%, from $118.3 million for the period ended January 3, 2004 to $114.4 million for the period ended January 1, 2005. Included in fiscal 2003’s selling, general and administrative expenses is $26.6 million resulting from the Transaction-related bonus payout. Included in fiscal 2004’s selling, general and administrative expense is a $11.0 million increase in amortization and depreciation related to the Transaction, $3.5 million related to an increase in delivery expense due to the impact of an additional cross-dock and delivery routes in 2004, $1.9 million in selling related expenses, $1.1 million in professional fees, and $1.5 million in consulting fees.

Reorganization and Other Charges. Reorganization and other charges decreased by $6.2 million from $6.2 million for the period ended January 3, 2004, to $0 for the period ended January 1, 2005. Reorganization and other charges for the period ended January 3, 2004 consisted of expenses related to the Transaction which were incurred on October 30, 2003 and a final adjustment related to the sale of ATV.

Interest Expense. Interest expense increased by $15.5 million, or 161.5%, from $9.6 million for the period ended January 3, 2004 to $25.1 million for the period ended January 1, 2005, from debt used to finance the Transaction.

Income Tax Expense. Income tax expense increased by $6.8 million from a benefit of $3.0 million for the period ended January 3, 2004, with an effective tax rate of 39.4%, to an expense of $3.8 million, for the period ended January 1, 2005, with an effective tax rate of 40.0%.

Net Income. Net income increased by $10.3 million from a loss of $4.6 million for the period ended January 3, 2004 to a net income of $5.7 million for the period ended January 1, 2005. The primary reasons for the increase in net income are a $40.9 million increase in sales, less the $3.5 million of inventory step-up for the period ended January 1, 2005 and the Transaction-related expenses incurred in the period ended January 3, 2004, including $26.6 million in Transaction-related bonus payouts, $9.8 million in inventory step-up amortization, and $6.5 million in Transaction-related charges.

Results by Reportable Segment. We operate in two reportable segments: distribution (“Distribution”) and retail (“Retail”). The Distribution reportable segment encompasses the Company’s hub-and-spoke distribution network that distributes specialty automotive equipment for vehicles to our customers. The Retail reportable segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement and specialty parts. See Note 13 to the Financial Statements for additional information. Of the Company’s $40.9 million increase in consolidated net sales for the year ended January 1, 2005 over the year ended January 3, 2004, $39.7 million is due to increases in the Distribution reportable segment. The increase in the Distribution reportable segment is due primarily to the addition of new runs, new customers in both existing and new regions, new products introduced, the warehouse opening in November 2003 in Corona, California, and a cross-dock in November 2004 in Sacramento, California.

The remaining increase of $1.2 million is due to increases in the Retail reportable segment. The Retail distribution segment is not expected to contribute significantly to our growth, because of our decision not to expand the number of retail stores beyond 24.

Net income by reportable segment increased by $10.0 million in the Distribution reportable segment and increased by $0.2 million in the Retail reportable segment due largely to the increase in sales in the Distribution segment of 10.4% and the Retail segment of 0.4% over fiscal year 2003.

Period Ended January 3, 2004 Compared to the Period Ended December 28, 2002

Net Sales. Net sales increased by $33.0 million, or 8.8%, from $375.1 million for the period ended December 28, 2002 to $408.1 million for the period ended January 3, 2004. The increase in net sales was primarily a result of an increase in the number of delivery runs per week, the maturing of cross-docks opened in 2001 and 2002, increased sales to existing customers, and the addition of new customer accounts, and was partially offset by a reduction in net sales due to the impact of inclement weather in February 2003. The opening of the West Coast warehouse generated sales of 0.3% in new sales for 2003. Canada continued its double digit growth for the three year trend in 2003. New product lines including 12 Volt, Sport Compact, Icon Wheels, and Super Chips, and introduction of our private label products during 2003, contributed to a increase in sales of $7.2 million or 1.8%. The period ended January 3, 2004 includes a 53rd week, which contributed $4.8 million to the increase in net sales. The remaining increase in sales in 2003 relates to the increase in sales to existing accounts and new accounts including national chains.

Gross Profit. Gross profit increased $0.7 million, or 0.6%, from $125.9 million for the period ended December 28, 2002 to $126.6 million for the period ending January 3, 2004. The $126.6 million includes a non-cash charge of $9.8 million related to recognition of a portion of fair market value adjustment on inventory recorded as part of the Transaction. The increase in gross profit was primarily the result of an increase in net sales. Gross margin for the period ended December 28, 2002 was 33.6% and for the period ended January 3, 2004 was 31.0%. The gross margin for the period ended January 3, 2004 was impacted by $9.8 million or 2.4% of sales, of the non-cash charge described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $31.8 million, or 36.8%, from $86.5 million for the period ended December 28, 2002 to $118.3 million for the period ended January 3, 2004. Included in selling, general and administrative expenses is $26.6 million resulting from the Transaction-related bonus payout, a $1.9 million increase in amortization and depreciation related to the Transaction, and $3.2 million related to an increase in delivery expense due to the impact of additional cross-docks and delivery routes in 2003. The increase in expenses related to the 53rd week in 2003 was offset by management’s ability to control and lower selling, general and administrative expenses during the year.

Reorganization and Other Charges. Reorganization and other charges increased approximately $4.8 million from $1.4 million for the period ended December 28, 2002 to $6.2 million for the period ended January 3, 2004. Reorganization and other charges for the period ended December 28, 2002 consisted primarily of the gain on a sale of a building, which was partially offset by expenses related to the disposition of ATV. Reorganization and other charges for the period ended January 3, 2004 consisted primarily of expenses related to the Transaction which occurred on October 30, 2003 and a final adjustment related to the sale of ATV.

Interest Expense. Interest expense decreased by $0.3 million, or 3.2%, from $9.9 million for the period ended December 28, 2002 to $9.6 million for the period ended January 3, 2004, due primarily to lower interest expense from a reduction of outstanding indebtedness and lower interest rates.

Income Tax Expense. Income tax expense decreased by $14.6 million from an expense of $11.7 million for the period ended December 28, 2002 with an effective tax rate of 40.4% to a benefit of $3.0 million with an effective tax rate of 39.4% for the period ended January 3, 2004. This decrease is due to lower pretax income and from the tax treatment of certain Transaction-related charges.

Net Income. Net income decreased by $21.9 million from $17.3 million for the period ended December 28, 2002 to a loss of $4.6 million for the period ended January 3, 2004. The primary reason for the decrease is the Transaction-

related items included in the period ended January 3, 2004, including $26.6 million in Transaction-related bonus payouts, $9.8 million in inventory step-up amortization, $6.5 million in Transaction-related charges and $1.8 million in amortization of intangible assets.

Results by Reportable Segment. Of the Company’s $33.0 million increase in consolidated net sales for the year ended January 3, 2004 over the year ended December 28, 2002, $32.3 million is due to increases in the Distribution reportable segment. The increase in the Distribution reportable segment is due primarily to new customer growth, increased customer penetration, and geographic expansion.

The remaining increase of $0.7 million is due to increases in the Retail reportable segment. The Retail distribution segment is not expected to contribute significantly to the Company’s growth, because of our decision not to expand the number of retail stores beyond 24.

Net income by reportable segment decreased by $21.7 million in the Distribution reportable segment and decreased by $0.1 million in the Retail reportable segment due largely to the Transaction-related costs described above.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the period ended January 1, 2005 was $23.6 million compared with $8.6 million during the period ended January 3, 2004. The increase was primarily related to the $40.9 million increase in sales for 2004 and the result of the Transaction-related expenses in 2003. Net cash provided by operating activities was $8.6 million for 2003, compared with $24.0 million for 2002. The lower amount of net cash provided by operations for 2003 was primarily the result of the Transaction-related expenses offset by a $33.0 million increase in sales. Working capital increased by $7.5 million or 13.8% from $54.3 million for period ended January 3, 2004 to $61.8 million for period ended January 1, 2005.

Investing Activities. Net cash used in investing activities was $7.2 million for the period ended January 1, 2005, compared with $334.9 million for the period ended January 3, 2004. Net cash used in investing activities of $7.2 million included $5.5 million of capital expenditures for operating the business and $1.7 million in a working capital settlement related to the 2003 Transaction. Net cash used in investing activities of $334.9 million was the result of the Transaction, purchase of previously leased equipment and investment in property, plant and equipment to support the West Coast expansion. Net cash used in investing activities of $334.9 million for 2003, compared with $2.4 million for 2002. Net cash used in investing activities in 2002 was $3.5 million primarily for geographical expansion and replacement of delivery vehicles which was offset by $1.1 million in proceeds from the sale of a North Carolina building.

Financing Activities. Net cash used in financing activities during the period ended January 1, 2005 was $11.8 million, compared to net cash provided by $331.9 million during the period ended January 3, 2004. The use of cash in financing activities related to the period ended January 1, 2005 was due to a reduction in long-term debt of $7.5 million, repayment of capital contributions of $3.5 million, and $0.8 million incurred for deferred finance charges. Net cash provided by financing activities for the period ended January 3, 2004 was primarily the result of the impact of the Transaction. Net cash provided by financing activities during 2003 was $331.9 million, compared to a use of cash of $21.9 million for 2002. The 2003 financing activities were impacted by the Transaction and the 2002 use of cash was a result of debt repayments totaling $21.8 million and a $0.1 million purchase of treasury stock.

Post-Transactions. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months. As of January 1, 2005, we had $59.6 million in cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. As of January 1, 2005, we had total indebtedness of $282.5 million outstanding and $47.2 million of borrowings available under our senior credit facilities and senior subordinated notes, subject to customary conditions. We have $2.8 million of letters of credit that reduce availability under the senior credit facilities.

The senior secured credit facilities consist of a five-year $50.0 million revolving credit facility and a six-year amortizing $115.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. For the first six months of the senior secured credit facilities, the applicable margin was 3.25% over LIBOR and 2.75% over the base rate for revolving credit loans and 2.75% over LIBOR and 1.75% over the base rate for term loans. Six months after closing, the applicable margin for revolving credit loans begin varying based upon our leverage ratio as defined in the senior credit facilities. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

The notes mature in 2013 and are fully and unconditionally guaranteed by each of our existing domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the notes accrues at the rate of 9 ¾% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our and guarantees’ existing and future senior debt. If we cannot make payments required by the notes, the subsidiary guarantors must make them.

Capital Expenditures. We anticipate that we will spend approximately $5.5 million on capital expenditures in 2005 and similar amounts thereafter. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $61.8 million at January 1, 2005. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months when sales are slower in anticipation of the peak summer driving season, during which time our working capital tends to be reduced.

Distributions to Holdings. Holdings has no assets other than our equity. We made distributions of previous Transaction-related capital contribution of $3.5 million to Holdings in the nine month period ended October 2, 2004 as a result of Transaction-related state and federal tax refunds received. Our ability to make such distributions is limited by the senior subordinated notes and the senior secured credit.

Acquisitions. As a part of our business strategy, we will continue to look for acquisition opportunities in regions that are not well served by our existing distribution facilities. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisition, it could be material to our business and require us to incur additional debt under our senior secured credit facilities or otherwise. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

Our principal sources of funds are cash flows from operating activities and available borrowings under the senior credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months.

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of January 1, 2005.

	Payments Due by Period
Contractual Obligations(1)	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
	(in millions)
Term loan facility	$10.0	$23.8	$73.7	—	$107.5
Senior subordinated notes	—	—	—	175.0	175.0
Operating lease obligations	3.6	5.5	2.8	0.3	12.2
Interest on indebtedness (2)	25.4	42.6	39.4	65.5	172.9

Total contractual cash obligations	$39.0	$70.7	$114.9	$240.5	$465.1

(1)	The Company is contingently liable for certain advisory fees. See Item 13 “Certain Relationships and Related Transactions.”

(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 1.12%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.1 million assuming outstanding indebtedness of $107.5 million under our senior credit facilities.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that a company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the company’s consolidated financial statements. In December 2003, the FASB issued FIN 46R to address certain implementation issues encountered with FIN 46. Among other provisions, FIN 46R defers the effective date of application of FIN 46 for all entities, other than Special Purpose Entities (as defined), created before February 1, 2003 to the first interim period ending after March 15, 2004. FIN 46R also clarifies which types of entities, other than Special Purpose Entities, are within its scope and provides other computational guidance for applying the provisions of FIN 46. The Company has determined that it does not have any variable interests in Special Purpose Entities or other variable interests for which the provision of FIN 46R would require a change in the Company’s current accounting for such interests.

In November 2004, the FASB issued FAS 151, Inventory Costs an amendment of ARB 43, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4—Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statements.

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes APB 25, Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123-R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with the original provisions of FAS 123. FAS 123-R is effective for interim or annual periods beginning after June 15, 2005. We are currently evaluating the requirements of this standard and, assuming a similar number of options with similar terms, expect that the effect on net income and earnings per share in the periods following adoption will be consistent with amounts reported in our pro forma disclosures under FAS 123

(see Note 3). However, the actual effect on net income and earnings per share will vary depending on the number of options granted in 2005 and the terms of those options.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statement.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our consolidated financial statements included in Item 15(a) of this document. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

Revenue Recognition. Revenue is recognized when title and risk of loss is transferred to the customer, which occurs upon receipt by the customer when shipped on company vehicles and upon shipment of the product to the customer when shipped via common carrier. Revenue includes selling price of the product, promotional items and fees, and all shipping and handling costs paid by the customer. Revenue is reduced at the time of sale for estimated sales returns based on historical experience. We review sales returns and maintain a reserve for sales returns based on the historical trends. If returns were to increase, additional reserves could be required.

Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on our evaluation of levels of inventory that cannot be returned. We evaluate reserves based on judgments on our ability to restock inventory or return it to vendors. If our evaluation is incorrect, we could be required to record larger reserves. We value our inventories on a lower of cost or market basis using an average cost methodology. Average costs reflect actual costs for inventory purchases and an estimate of rebates due from vendors primarily related to volume. Accordingly, inventory values and cost of goods sold could vary if estimates of rebates differ from amounts actually received.

Income Taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We believe that the current assumptions and other considerations used to estimate the current year effective and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on our results of operations, financial position or cash flows.

In addition, we operate within multiple taxing jurisdictions and are subject to audit within these jurisdictions. We record accruals for the estimated outcomes of these audits. We adjust these accruals, if necessary, upon the completion of tax audits or changes in tax law. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, we consider such estimates to be critical to the preparation of our financial statements.

Impairment. We evaluate our long-lived assets, including intangible assets, for impairments whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. We consider the carrying value of a long-lived asset to have been impaired if the anticipated undiscounted cash flows from such an asset is less than its carrying value. If our operating performance declines significantly, we may need to test long-lived asset for impairment and record charges to reduce the carrying value of our long-lived assets.

We evaluate our goodwill for impairment, at least annually, as of the end of the fiscal year, in accordance with the requirements of Statement of Financial Accounting No. 142, Goodwill and Intangible Assets. We would consider the carrying value of goodwill to have been impaired if the anticipated discounted cash flows from our reporting units are less the carrying value of goodwill assigned to the reporting unit. The resulting impairment charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If our operating performance declines significantly, we may need to test goodwill for impairment and record charges to reduce the carrying value of goodwill more than annually.

Insurance-Related Liabilities. We carry a high deductible for workers’ compensation, automotive liability and general liability claims, up to a certain level. As a result, we are required to estimate the amount of reserves required for both reported claims and incurred, but not reported claims. The estimation of the amount of reserves required, performed in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, involves significant management judgment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Impact of Inflation

Our results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have been minor. However, there can be no assurance that during a period of significant inflation, our results of operations would not be adversely affected.

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility, Term Loan Facility, and a Senior Subordinated Note. As of January 1, 2005, the Company has $282.5 million in debt. The Revolving Credit Facility was undrawn and the Senior Subordinated Note for $175 million is fixed at 9.75%. As of January 1, 2005, our exposure to changes in interest rates is related solely to our Term Loan of $107.5 million which provided for quarterly principal and interest payments and is LIBOR plus 2.75 percent and matures in 2009, and our undrawn revolver. Based on the amount outstanding and affected by variable interest rates, a 100 basis point charge would result in approximately $1.1 million change to interest expense.

Item 8.	Financial Statements and Supplementary Data

The financial statements are listed in Part IV Item 15 of this Form 10-K report.

Report of Management

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. Such officers also confirm that there were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2005 that have materially affected, or are likely to materially effect, our internal controls over financial reporting. However, in the fourth quarter of 2004, we began the implementation of the PeopleSoft financial package for accounts payable, general ledger, and financial reporting, and management’s plan for Sarbanes-Oxley Act Section 404 compliance.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our directors, executive officers and other key employees as of December 2004 are as follows:

Name	Age	Position
Robert Vor Broker	58	Chairman, Chief Executive Officer, President and Director
Bryant Bynum	42	Executive Vice President and Chief Financial Officer
Patrick Judge	58	Executive Vice President
Richard Piontkowski	52	Senior Vice President, Sales
Philip Avvisato	63	Vice President, Customer Development
Anthony Fordiani	58	Vice President, Logistics
Richard Kovalick	51	Vice President, Purchasing
Lawrence Montante	42	Vice President, Marketing
James Ruby	57	Vice President, Operations
Paul Edgerley	48	Director
David Gross-Loh	34	Director
Blair Hendrix	39	Director
Robert Taylor	46	Director
Stephen Zide	44	Director

Robert Vor Broker joined us in 2001 as Chief Executive Officer, Chairman and President. Prior to joining us and since 1997, Mr. Vor Broker was employed by Reyes Holdings LLC, where he was Chief Executive Officer of Zema Foods LLC from 1997 to 2000, and most recently held the position of Senior Vice President of U.S. Operations for the Martin-Brower Company, the worldwide distributor for the McDonald’s Corporation. From 1979 to 1996, he held various positions at Edward Don and Company, first as Vice President of Marketing, then as Divisional President and finally as President and Chief Operating Officer. In May 2000, Zema Foods filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code.

Bryant Bynum joined us in 1999 as Executive Vice President and Chief Financial Officer. Before joining us and since 1989 he was employed at Foodbrands America, Inc., NYSE:FDB, in a variety of positions, including Treasurer and ultimately Senior Vice President of Finance. Prior to joining Foodbrands, Mr. Bynum was a management consultant for Coopers & Lybrand.

Patrick Judge joined us in 1973 and became Executive Vice President in 1998. He has held various positions with us including general manager of A&A Auto Parts. He began his career with us as a manager of an A&A Auto Parts store. Mr. Judge currently manages the A&A Auto Parts stores and company-wide human resources, administration, and real estate operations.

Richard Piontkowski joined us in 2001 as Senior Vice President, Sales. Prior to joining us and since 1998, he was Senior Vice President of Sales for AmeriServe Equipment, a subsidiary of AmeriServe. Prior to joining AmeriServe, Mr. Piontkowski held various positions with Edward Don and Company, including Regional Vice President of the Florida operation and regional manager. In January 2000, AmeriServe filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

Philip Avvisato has been with us since 1968. He currently holds the position of Vice President, Customer Development. He has held various positions with us including Vice President of Sales and sales manager. Mr. Avvisato was instrumental in growing our sales organization during the 1980’s and 1990’s and maintains strong industry relationships.

Anthony Fordiani joined us in 1973 and currently serves as Vice President, Logistics, where he is responsible for company-wide delivery logistics, including route planning and monitoring, truck acquisition and maintenance and driver management. Prior to holding this position, Mr. Fordiani managed our human resources and operational accounting.

Richard Kovalick joined us in 1971 and became Vice President, Purchasing in 1998. Prior to that, he was our director for marketing and merchandising and director of purchasing. Mr. Kovalick began his career with us as a manager of an A&A Auto Parts Store.

Lawrence Montante joined us in 1982 and became Vice President, Marketing in 1998. From 1987 to 1998, he served as our purchasing agent and director of marketing. Mr. Montante also worked in various capacities at Keystone and A&A Auto Parts.

James Ruby joined us in 1970 and currently serves as Vice President, Operations and is responsible for all operations at the Company’s three warehouse distribution centers, including receiving, stocking, inventory control, picking, shipping, billing, and employee relations. He has held various positions with us including accounting manager.

Paul Edgerley became a director of our company upon consummation of the Transaction. Mr. Edgerley joined Bain Capital in 1988 and has been a Managing Director since 1990. Prior to joining Bain Capital, Mr. Edgerley spent five years at Bain & Company where he worked as a consultant and manager in the healthcare, information services, retail and automobile industries. Previously, Mr. Edgerley, a certified public accountant, worked at Peat Marwick, Mitchell & Company. Currently, Mr. Edgerley sits on the Board of Directors of Steel Dynamics Inc., Innophos Inc. and Walco International, Inc.

David Gross-Loh became a director of our company upon consummation of the Transaction. Mr. Gross-Loh has been an Principal at Bain Capital since 2000. Prior to joining Bain Capital, Mr. Gross-Loh was a consultant with Bain & Company.

Blair Hendrix became a director of our company in 2004. Mr. Hendrix is an Executive Vice President at Bain Capital. Prior to joining Bain Capital in 2000, Mr. Hendrix was an Executive Vice President and Chief Operating Officer of DigiTrace, Inc. and was a management consultant at Corporate Decisions, Inc. (now Mercer Management Consulting). Mr. Hendrix also serves on the Board of Directors of SMTC Corporation and Vivra Holdings, Inc.

Robert Taylor is currently a director of Keystone. Mr. Taylor is a Partner of Advent International Corporation which he joined in 1998. Mr. Taylor has 16 years of private equity experience covering a range of industries, including distribution, business services, healthcare services, and financial services. Mr. Taylor is also a director of American Radiology Services, Long Term Care Group, and National Bankruptcy Services.

Stephen Zide became a director of our company upon consummation of the Transaction. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Broder Bros., Co., DDi Corp. and Innophos Inc.

Our Board of Directors

Our Board of Directors currently has 6 members. Directors serve until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Directors may be removed at any time, with or without cause, by vote of our shareholders. Our board of directors currently has two standing committees: an Audit Committee and a Compensation Committee.

Audit Committee and Audit Committee Financial Expert

The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of (i) the integrity of our financial statements and financial reporting process; (ii) the integrity of our internal controls regarding finance, accounting and legal compliance; and (iii) the independence and performance of our independent auditors. The Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10- K and Form 10-Q, and our earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the independent auditors and internal auditors in private. The current members of the Audit Committee are Messrs. Hendrix and Gross-Loh.

Our Board of Directors has determined that one member of our Audit Committee, Mr. Gross-Loh, is qualified to be an “audit committee financial expert” within the meaning of SEC regulations. The Board reached its conclusion as to the qualifications of Mr. Gross-Loh based on his education and experience in analyzing financial statements of a variety of companies. Mr. Gross-Loh, as an Principal of Bain Capital, LLC, which through its affiliated investment funds holds over 78% of the outstanding common stock of Keystone Automotive Holdings, Inc., which controls the Company, does not meet the standards of independence adopted by the SEC.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation of our executive officers and other key employees, as the Committee may determine. The Committee also reviews and makes recommendations to the Board of Directors with respect to our employee benefits plans, compensation and equity based plans and compensation of directors. The current members of the Compensation Committee are Messrs. Zide, Hendrix, and Taylor.

Code of Ethics

A copy of our code of ethics (Keystone Automotive Operations, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior officers is attached hereto as Exhibit 14.1.

Item 11.	Executive Compensation

The following summarizes, for the year indicated, the principal components of compensation for our Chief Executive Officer and the other four highest compensated executive officers (collectively, the “named executive officers”).

						Long-Term Compensation Awards
Name and Principal Position	Period	Salary	Bonus	Other Annual Compensation		Common Stock Underlying Options/SARs (#)	All Other Compensation
Robert Vor Broker Chairman, Chief Executive Officer and President	2004 2003 2002	$389,423 358,521 319,231	$162,908 8,971,319 72,356	$12,231 12,000 11,769	(1)	3,327,010 — —	$4,876 4,810 1,691	(2)
Bryant Bynum Executive Vice President and Chief Financial Officer	2004 2003 2002	278,178 261,768 245,068	116,080 3,402,952 4,796	8,439 8,820 8,120	(3)	1,330,800 — —	3,836 61,985 4,796	(4) (5)
Patrick Judge Executive Vice President	2004 2003 2002	214,996 200,906 194,239	91,973 820,996 53,675	10,029 9,840 7,191	(6)	804,030 — —	3,645 3,723 3,388	(7)
Richard Piontkowski Senior Vice President, Sales	2004 2003 2002	212,461 184,339 170,673	81,454 1,464,497 13,058	8,439 8,280 8,280	(8)	1,663,520 — —	3,932 3,542 115,843	(9) (10)
Anthony Fordiani Vice President, Logistics	2004 2003 2002	198,023 182,765 178,904	84,712 890,654 49,438	6,116 8,280 6,000	(11)	593,320 — —	4,053 1,982 3,513	(12)
James Ruby Vice President, Operations	2004 2003 2002	198,023 182,765 178,904	84,712 890,654 49,438	6,116 8,280 6,000	(11)	593,320 — —	4,053 2,101 4,432	(13)
Philip Avvisato Vice President, Customer Development	2004 2003 2002	198,023 182,765 178,904	84,712 890,654 49,438	6,116 8,280 6,000	(11)	593,320 — —	4,053 3,600 4,432	(14)
Richard Kovalick Vice President, Purchasing	2004 2003 2002	198,023 182,765 178,904	84,712 890,654 49,438	6,116 8,280 6,000	(11)	804,030 — —	2,967 3,613 1,105	(15)

(1)	Includes a $12,231, $12,000, and $11,769 automobile allowance paid to Mr. Vor Broker in 2004, 2003, and 2002.

(2)	Includes a $4,876, $4,810, and $1,691 for life insurance premiums and 401 company contributions paid to Mr. Vor Broker.

(3)	Includes a $8,439, $8,820, and $8,120 automobile allowance paid to Mr. Bynum in 2004, 2003, and 2002.

(4)	Includes a $3,843, $4,459, and $4,796 for life insurance premiums and 401 company contributions paid to Mr. Bynum.

(5)	Includes a $57,526 for moving expenses paid to Mr. Bynum.

(6)	Includes a $10,029, $9,840, and $7,191 automobile allowance paid to Mr. Judge in 2004, 2003, and 2002.

(7)	Includes a $3,645, $3,723, and $3,388 for life insurance premiums and 401 company contributions paid for Mr. Judge.

(8)	Includes a $8,429, $8,280, and $8,280 automobile allowance paid to Mr. Piontkowski in 2004, 2003, and 2002.

(9)	Includes a $3,932, $3,542, and $2,016 for life insurance premiums and 401 company contributions paid for Mr. Piontkowski.

(10)	Includes a $113,823 for moving expenses paid to Mr. Piontkowski.

(11)	Includes a $6,116, $8,280, and $6,000 automobile allowance paid to Mr. Fordiani, Mr. Ruby, Mr. Avvisato, and Mr. Kovalick in 2004, 2003, and 2002.

(12)	Includes a $4,053, $1,982, and $3,513 for life insurance premiums and 401 company contributions paid for Mr. Fordiani.

(13)	Includes a $4,053, $2,101, and $4,432 for life insurance premiums and 401 company contributions paid for Mr. Ruby.

(14)	Includes a $4,053, $3,600, and $4,432 for life insurance premiums and 401 company contributions paid for Mr. Avvisato.

(15)	Includes a $2,967, $3,613, and $1,105 for life insurance premiums and 401 company contributions paid for Mr. Kovalick.

Option/SAR Grants During the Year Ended January 1, 2005

The following table summarizes the stock options granted to the named executive officers during the year ended January 1, 2005.

Name	Option Type	Number of Securities Underlying Options/SAR’s Granted #(1)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercised or Base Price ($/Sh)	Exercise Date	Expiration Date	Grant Date Present Value $*
Robert Vor Broker	A1	947,367	7.6%	0.19	October 30, 2004	October 30, 2013	$180,000
	A2	997,227	8.0%	0.39	October 30, 2004	October 30, 2013	388,919
	A3	1,049,715	8.4%	0.58	October 30, 2004	October 30, 2013	608,835
	L1	105,263	0.9%	15.75	October 30, 2004	October 30, 2013	1,657,892
	L2	110,803	0.9%	31.50	October 30, 2004	October 30, 2013	3,490,295
	L3	116,635	0.9%	47.25	October 30, 2004	October 30, 2013	5,511,004
Bryant Bynum	A1	378,945	3.0%	0.19	October 30, 2004	October 30, 2013	72,000
	A2	398,889	3.2%	0.39	October 30, 2004	October 30, 2013	155,567
	A3	419,886	3.3%	0.58	October 30, 2004	October 30, 2013	243,534
	L1	42,105	0.3%	15.75	October 30, 2004	October 30, 2013	663,154
	L2	44,321	0.3%	31.50	October 30, 2004	October 30, 2013	1,396,112
	L3	46,654	0.4%	47.25	October 30, 2004	October 30, 2013	2,204,402
Patrick Judge	A1	228,951	1.8%	0.19	October 30, 2004	October 30, 2013	43,501
	A2	240,993	1.9%	0.39	October 30, 2004	October 30, 2013	93,988
	A3	253,683	2.0%	0.58	October 30, 2004	October 30, 2013	147,136
	L1	25,439	0.2%	15.75	October 30, 2004	October 30, 2013	400,664
	L2	26,777	0.2%	31.50	October 30, 2004	October 30, 2013	843,476
	L3	28,187	0.2%	47.25	October 30, 2004	October 30, 2013	1,331,836
Richard Piontkowski	A1	473,688	3.8%	0.19	October 30, 2004	October 30, 2013	90,000
	A2	498,618	4.0%	0.39	October 30, 2004	October 30, 2013	194,461
	A3	524,862	4.2%	0.58	October 30, 2004	October 30, 2013	304,420
	L1	52,632	0.4%	15.75	October 30, 2004	October 30, 2013	828,954
	L2	55,402	0.4%	31.50	October 30, 2004	October 30, 2013	1,745,163
	L3	58,318	0.5%	47.25	October 30, 2004	October 30, 2013	2,755,526
Anthony Fordiani	A1	168,948	1.4%	0.19	October 30, 2004	October 30, 2013	32,100
	A2	177,840	4.8%	0.39	October 30, 2004	October 30, 2013	69,358
	A3	187,200	4.8%	0.58	October 30, 2004	October 30, 2013	108,576
	L1	25,439	4.8%	15.75	October 30, 2004	October 30, 2013	400,664
	L2	26,777	4.8%	31.50	October 30, 2004	October 30, 2013	843,476
	L3	20,800	4.8%	47.25	October 30, 2004	October 30, 2013	982,800
James Ruby	A1	168,948	1.4%	0.19	October 30, 2004	October 30, 2013	32,100
	A2	177,840	4.8%	0.39	October 30, 2004	October 30, 2013	69,358
	A3	187,200	4.8%	0.58	October 30, 2004	October 30, 2013	108,576
	L1	25,439	4.8%	15.75	October 30, 2004	October 30, 2013	400,664
	L2	26,777	4.8%	31.50	October 30, 2004	October 30, 2013	843,476
	L3	20,800	4.8%	47.25	October 30, 2004	October 30, 2013	982,800
Philip Avvisato	A1	168,948	1.4%	0.19	October 30, 2004	October 30, 2013	32,100
	A2	177,840	4.8%	0.39	October 30, 2004	October 30, 2013	69,358
	A3	187,200	4.8%	0.58	October 30, 2004	October 30, 2013	108,576
	L1	25,439	4.8%	15.75	October 30, 2004	October 30, 2013	400,664
	L2	26,777	4.8%	31.50	October 30, 2004	October 30, 2013	843,476
	L3	20,800	4.8%	47.25	October 30, 2004	October 30, 2013	982,800
Richard Kovalick	A1	228,951	1.8%	0.19	October 30, 2004	October 30, 2013	43,501
	A2	240,993	1.9%	0.39	October 30, 2004	October 30, 2013	93,987
	A3	253,683	2.0%	0.58	October 30, 2004	October 30, 2013	147,136
	L1	25,439	0.2%	15.75	October 30, 2004	October 30, 2013	400,664
	L2	26,777	0.2%	31.50	October 30, 2004	October 30, 2013	843,476
	L3	28,187	0.2%	47.25	October 30, 2004	October 30, 2013	1,331,836

(1)	These awards were made pursuant to The Keystone 2003 Executive Stock Option Plan. Options awarded vest one-fifth on the first, second, third, fourth and fifth anniversaries of the grant date. Each grant consists of a strip containing 9 Class A common stock and 1 Class L common stock. The 2004 grants have a term of 10 years from the date of the grant.

*	The grant date values on October 30, 2003 are based on different Black-Scholes valuations per option utilizing the following assumptions:

	Option A1	Option A2	Option A3	Option L1	Option L2	Option L3
Black-Scholes Value	0.19	0.39	0.58	15.75	31.50	47.25
Exercise price	0.19	0.39	0.58	15.75	31.50	47.25
Time horizon	10 years	10 years	10 years	10 years	10 years	10 years
Volatility	—	—	—	—	—	—
Risk-free interest rate (10 years)	3.74%	3.74%	3.74%	3.74%	3.74%	3.74%
Dividend yield	—	—	—	—	—	—

Aggregated Option/SAR Exercises During the Period Ended 2004 Year-End Option/SAR Values

None.

Employment Agreements and Other Compensation Arrangements

Messrs. Vor Broker, Bynum, Judge, Piontkowski, Kovalick, Ruby, Fordiani, Avvisato and Montante have entered into employment agreements with us. Under the employment agreements, Mr. Vor Broker is paid a base salary of $375,000 per year, Mr. Bynum is paid a base salary of $272,336 per year, Mr. Judge is paid a base salary of $209,634 per year, Mr. Piontkowski is paid a base salary of $208,000 per year and each of Messrs. Kovalick, Ruby, Fordiani, and Avvisato are paid a base salary of $193,084 per year, and Mr. Montante is paid a base salary of $176,800 per year. In each case, the employment agreement provides for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specific performance goals. Their employment agreements have a term of three years, subject to earlier termination by resolution of the Board of Directors, upon the death or permanent disability of the executive or upon the executive’s voluntary resignation. If any of the executives listed above are terminated without “cause,” or if they terminate their employment for “good reason,” as each term is defined in their employment agreement, we are obligated to make severance payments to such executive consisting of their then current salary for a one year period, together with a bonus in an amount equal to the bonus, if any, paid to such executive in the year prior to termination. These contracts also contain noncompete provisions which restrict the executives from being involved in, during the period of their employment and for two years thereafter, any business which is in competition with us; provided, that in the event of termination by us without cause, or by the executive for good reason, these restrictions will lapse after one year following the termination of employment. In addition, the employment agreements contain an express obligation of confidentiality in respect of our proprietary information and an agreement to assign intellectual property rights to us.

In connection with entering into the employment agreements, the named executive officers were each entitled to participate, at or after the Transaction, in an option plan under which an aggregate of approximately 15% of the common stock of Holdings is available for grant to our employees. See “Stock Option Plan.”

Management Equity Agreements

We have entered into executive stock agreements with our named executive officers. Pursuant to these executive stock agreements, our named executive officers purchased shares of Holdings’ common stock. At any time after the later of the seventh anniversary of the consummation of the Transaction (provided the executive is no longer employed with us at that time) or the termination of such executive’s employment due to death, disability, termination by us without cause or termination by the executive for good reason, the executive may, subject to any prohibitions contained in our senior credit facilities and the notes, require Holdings to repurchase his shares at a purchase price equal to 80% of the shares then fair market value.

Stock Option Plan

On October 30, 2003, we adopted our 2003 Executive Stock Option Plan (the “Plan”) under which our employees, directors and advisors may be granted options to purchase shares of Holdings’ authorized but unissued Class A and Class L common stock. The plan is administered by the board of directors of Holdings, or to the extent permitted by law, a committee designated by Holdings’ board. A total of 14,971,572 shares of Class A common stock and 1,663,508 shares of Class L common stock (as adjusted pursuant to terms of the Plan) are available for issuance under the Plan. As of January 1, 2005, options issued and outstanding are 11,203,686 shares of Class A common stock and 1,244,854 shares of Class L common stock.

Our Benefit Plans

We maintain a 401(k) defined contribution plan (the “401(k) Plan”) and are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The 401(k) Plan provides for an employer matching contribution in an amount equal to $0.50 for every $1.00 contributed by the participant. Our match is limited to a maximum of 2% of the employee’s annual compensation. For the period December 29, 2002 to October 30, 2003, October 31, 2003 to January 3, 2004, and January 4, 2004 to January 1, 2005, employer matching contributions totaling $439,431, $91,452 and $548,426, respectively, were made.

Compensation of Directors

Robert Vor Broker, our only director who is also one of our executive officers, does not receive any additional compensation for service as a member of our Board of Directors. For information relating to compensation of Mr. Vor Broker, see “Employment Arrangements and Other Compensation Arrangements” above.

All of our other directors (each a “non-employee director”), are directly affiliated with either Bain Capital or Advent International Corporation, two significant shareholders of Holdings, our parent corporation. None of the non-employee directors individually receive any compensation from us for serving on the Board. We have, however, entered into advisory agreements with each of Bain Capital and Advent International Corporation, pursuant to which we pay annual fees to these parties in amounts of approximately $1,500,000 and $100,000, respectively. See “Certain Relationships and Related Transactions.”

We reimburse members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we may compensate future independent members of the Board of Directors for services provided in that capacity.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee of a board of directors of any other entity which has an executive officer serving as a member of our Board of Directors, and there are no other matters regarding interlocks or insider participation that are required to be disclosed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Holdings owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings’ common stock as of January 1, 2005, by: (i) each person or entity who owns of record or beneficially 5% or more of any class of Holdings’ voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and named executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Keystone Automotive Operations, Inc., 44 Tunkhannock Avenue, Exeter, Pennsylvania 18643.

	Shares Beneficially Owned (1)
	Class A Common Stock		Class L Common Stock (2)
Name	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Principal Shareholders:
Bain Capital Fund VII, L.P. and related entities (3)	70,482,857	76.7%	7,831,429	76.7%
Advent International Corporation (4)	10,285,715	11.1	1,142,858	11.1
Bear Stearns Merchant Capital II, L.P. (5)	5,142,857	5.6	571,429	5.6
Executive Officers and Directors:
Philip Avvisato (6)	363,941	*	40,437	*
Bryant Bynum (7)	599,544	*	66,616	*
Paul Edgerley (8)	—	—	—	—
Anthony Fordiani (9)	363,941	*	40,437	*
David Gross-Loh (10)		—	—	—
Patrick Judge (11)	813,296	*	90,367	*
Richard Kovalick (12)	813,296	*	90,367	*
Lawrence Montante (13)	406,860	*	45,206	*
Blair Hendrix (14)		—	—	—
Richard Piontkowski (15)	556,577	*	61,841	*
James Ruby (16)	363,941	*	40,437	*
Robert Taylor (17)		—	—	—
Robert Vor Broker(18)	1,318,862	*	146,540	*
Stephen Zide (19)	—	—	—	—
Executive Officers and Directors as a group:
(14 Persons)	5,600,258	6.1	622,248	6.1

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The Class L common stock is the same as the Class A common stock, except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

(3)	These shares are held by Bain Capital Fund VII, LLC (“BCF VII”), Bain Capital VII Coinvestment Fund, LLC (“BC Co-Invest”), BCIP Associates III, LLC (“BCIP III”), BCIP T Associates III, LLC (“BCIPT III”), BCIP Associates III-B, LLC (“BCIP III-B”), BCIP T Associates III-B, LLC (“BCIPT III-B” and, together with BCF VII, BC Co-Invest, BCIP III, BCIPT III, and BCIP III-B, the “Bain Entities”). The address of the Bain Entities is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	These shares are held by Global Private Equity IV Limited Partnership (“Global IV”), Advent Partners II Limited Partnership (“Advent II”) and Advent Partners GPE-IV Limited Partnership (“Advent GPE” and, together with Global IV and Advent II, the “Advent Entities”). Advent International Corporation serves as manager of the Advent Entities and exercises sole voting and investment power over these shares. The address of the Advent Entities is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.

(5)	These shares are held by Bear Stearns Merchant Banking Partners II, L.P. (“BSMBP II”), Bear Stearns Merchant Banking Investors II, L.P. (“BSMBI II”), Bear Stearns MB-PSERS II, L.P. (“BS MB-PSERS”), The BSC Employee Fund III, L.P. (“BSC Employee Fund III”), and BSC Employee Fund IV, L.P. (“BSC Employee Fund IV” and, together with BSMBP II, BSMBI II, BS MB-PSERS and BSC Employee Fund III, the “Bear Stearns Entities”). Bear Stearns Merchant Capital II, L.P. is the general partner of each of the Bear Stearns Entities and exercises voting and investment control over the shares held by the Bear Stearns Entities. The address of the Bear Stearns Entities is c/o The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179.

(6)	Includes 106,798 shares of Class A common stock and 11,866 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(7)	Includes 239,544 shares of Class A common stock and 26,616 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(8)	Mr. Edgerley is a member and managing director of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Edgerley or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Edgerley is also a limited partner of BCP VII. In such capacities, Mr. Edgerley may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Edgerley disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Edgerley’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(9)	Includes 106,798 shares of Class A common stock and 11,866 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(10)	Mr. Gross-Loh is a general partner of BCIP Associates III and BCIP Trust Associates III. In such capacities, Mr. Gross-Loh may be deemed to have a beneficial ownership in securities held by such entities. Mr. Gross-Loh disclaims beneficial ownership of any shares held by such entities. However, in such capacities he has a pecuniary interest in certain of the shares held by such entities. Mr. Gross-Loh’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(11)	Includes 144,725 shares of Class A common stock and 16,081 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(12)	Includes 144,725 shares of Class A common stock and 16,081 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(13)	Includes 149,717 shares of Class A common stock and 16,635 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(14)	Mr. Hendrix is a general partner of BCIP Associates III and BCIP Trust Associates III. In such capacities, Mr. Hendrix may be deemed to have a beneficial ownership in securities held by such entities. Mr. Hendrix disclaims beneficial ownership of any shares held by such entities. However, in such capacities he has a pecuniary interest in certain of the shares held by such entities. Mr. Hendrix address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(15)	Includes 299,434 shares of Class A common stock and 33,270 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(16)	Includes 106,798 shares of Class A common stock and 11,866 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(17)	Mr. Taylor is a Partner of Advent International Corporation and disclaims beneficial ownership of all shares held by the Advent Entities. Mr. Taylor’s address is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.

(18)	Includes 598,862 shares of Class A common stock and 66,540 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(19)	Mr. Zide is a managing director of BCI. Mr. Zide or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Zide is also a limited partner of BCP VII. In such capacities, Mr. Zide may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Zide disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Zide’s address is c/o Bain Capital NY, LLC, 745 Fifth Avenue, New York, New York 10151.

Item 13.	Certain Relationships and Related Transactions

Holdings Term Loan

As part of the Transaction, Holdings obtained an unsecured loan from Bank of America, N.A. and UBS AG, Cayman Islands Branch (“UBS”) in the amount of $3,500,000. Holdings used the entire proceeds of the loan to make an equity contribution to the Company, the proceeds of which were used to pay the portion of the Transaction purchase price representing the agreed-upon value of the Transaction’s tax benefits. Prior to September 30, 2004, we made a distribution to Holdings which used the proceeds to repay the loan in full.

Stockholders Agreement

In connection with the Transaction, Holdings and certain of its shareholders entered into a stockholders agreement pursuant to which each shareholder of Holdings agreed to vote in favor of members of the board of directors of Holdings designated by groups of Holdings’ shareholders who are parties to the stockholders agreement. Pursuant to the stockholders agreement:

•	Holdings will have six directors comprising its board of directors;

•	Bain Capital will designate four directors in its sole discretion; and

•	Advent will designate one director in its sole discretion.

Pursuant to his employment agreement, Mr. Vor Broker is entitled to be nominated as the sixth director of Holdings.

In addition, the stockholders agreement provides that for so long as Bain Capital continues to hold at least 50% of the shares that it held upon the consummation of the Transaction, we may not take several significant corporate actions without the consent of Bain Capital.

Each party to the stockholders agreement will have the right, subject to customary exceptions, to purchase its pro rata portion of any shares of stock that Holdings issues in the future. Furthermore, the stockholders agreement provides that Holdings will have a right of first refusal to purchase all or a part of any shares of stock proposed to be transferred by members of management. To the extent Holdings does not exercise this right, Bain Capital and its co-investors would have the right to purchase such shares, and if Bain Capital and its co-investors decline, members of management (other than the person proposing to transfer shares) would have the option to purchase their pro rata portion of any shares proposed to be transferred. If Bain Capital proposes to transfer any shares of stock, our management and Bain Capital’s co-investors could elect to participate in such transfer on a pro rata basis. Finally, in the event of a sale by Bain Capital of its interest of Holdings to an unaffiliated third party, each stockholder will be obligated to sell their shares in connection with such transaction.

Bain Capital Advisory Agreement

In connection with the Transaction, we entered into an advisory agreement with Bain Capital pursuant to which Bain Capital will agree to provide:

•	general executive and management services;

•	assistance with the identification, support, negotiation and analysis of acquisitions and dispositions;

•	assistance with the support, negotiation and analysis of financial alternatives;

•	finance functions;

•	marketing functions;

•	human resource functions; and

•	other services agreed upon by us and Bain.

In exchange for these services, Bain Capital will receive:

•	a annual advisory services fee of $1.5 million through 2006 and, subject to the terms of the credit agreement governing the senior credit facilities, $3.0 million for each year thereafter, plus reasonable out-of-pocket fees and expenses; however, Bain Capital shall only be entitled to this advisory services fee in any given year to the extent that our Consolidated Adjusted EBITDA, as defined in the credit agreement, for that year would be greater than $52.7 million, after reducing such Consolidated Adjusted EBITDA by the amount of the fee (for example, if Consolidated Adjusted EBITDA were $53.7 million in a given year, Bain Capital would only be entitled to a $1.0 million advisory services fee for such year); provided, that if the advisory services fees payable for fiscal year 2004 are reduced as a result of the above, the pro-rated fees payable for fiscal year 2003 will be reduced in the same proportion; provided further that following fiscal 2007, this restriction will lapse if we generate a cumulative aggregate Consolidated Adjusted EBITDA of $158.0 million or more over any twelve consecutive fiscal quarters;

•	on the completion of any financing transaction, change in control transaction, material acquisition or divestiture by Holdings or its subsidiaries, a transaction fee equal to 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses; and

•	a one-time transaction fee of $4.7 million on the completion of the Transaction, plus reasonable out-of-pocket fees and expenses.

The advisory agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless we or Bain Capital provide(s) written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement.

Advent Advisory Agreement

In connection with the Transaction, we entered into an advisory agreement with Advent, pursuant to which Advent agreed to provide:

•	general executive and management services;

•	assistance with the identification, support, negotiation and analysis of acquisitions and dispositions;

•	assistance with the support, negotiation and analysis of financial alternatives; and

•	other services agreed upon by us and Advent.

In exchange for these services, Advent will receive an annual advisory services fee of $0.1 million; however, if there is a reduction in the advisory services fee paid to Bain Capital during the term of the advisory agreement, the advisory services fee payable to Advent will be ratably reduced based on the relative amounts then payable.

The advisory agreement has an initial term ending on December 31, 2004, subject to automatic one-year extensions unless we or Advent provide(s) written notice of termination. Advent will receive customary indemnities under the advisory agreement.

Registration Rights Agreement

Each of Holdings, Bain Capital, members of management and certain other equity holders of Holdings entered into a registration rights agreement in connection with the Transaction. Under the registration rights agreement, members of management, such other equity holders and Bain Capital have the ability to cause Holdings to register securities of Holdings held by the parties to the registration rights agreement and to participate in registrations by Holdings of its equity securities.

Other Affiliate Transactions

An affiliate of Bain Capital is a lender under the credit agreement governing our senior credit facilities and currently owns a portion of our senior subordinated notes.

Item 14.	Principal Accountant Fees and Services

Audit and Audit-Related Fees

Aggregate fees recognized by the Company during the fiscal years ending January 1, 2005 and January 3, 2004 by its Independent Register Public Accounting Firm, PricewaterhouseCoopers LLP, are set forth below. The Audit Committee of the Company’s Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountants’ independence.

	2003	2004
Audit Fees (1)	$1,469,500	$1,108,369
Audit-Related Fees (2)	800,000	171,000
Tax Fees (3)	338,212	396,894
All Other Fees (4)	—	—

Total aggregate fees billed	$2,607,712	$1,676,263

(1)	Includes fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and the review of financial statements included the Company’s SEC filings. The fees are for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory or regulatory filings or engagements.

(2)	Includes fees for audits of the Company’s employee benefit plan, due diligence services conducted as part of the Transaction, other attestation engagements, and out-of-pocket expenses.

(3)	Includes fees and out-of-pocket expenses for tax compliance, tax advice, and tax planning services.

(4)	Includes fees and out-of-pocket expenses for the following services: None.

Pre-Approval Policy

The Audit Committee has established policies on the pre-approval of audit and other services that the Independent Register Public Accounting Firm may perform for the company. The Committee must pre-approve the annual audit fees payable to the Independent Register Public Accounting Firm on an annual basis. The Committee must also approve on a case-by-case basis their engagement for any other work to be performed for the Company that is not an integral component of the audit services as well as the compensation payable to the Independent Register Public Accounting Firm therefore.

All services provided by PricewaterhouseCoopers LLP in fiscal 2004 were pre-approved by the audit committee.

Our Audit Committee also has approved the licensing of the PricewaterhouseCoopers on-line library of financial reporting and assurance literature for compliance with Section 202 of the Sarbanes-Oxley Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

The following financial statements are included in Item 8:

(i) Reports of Independent Registered Public Accounting Firm

(ii) Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

(iii) Consolidated Statements to Operations and Comprehensive Income for the Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004, Period December 29, 2002 to October 30, 2003 and the Year Ended December 28, 2002

(iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004, Period December 29, 2002 to October 30, 2003 and the Year Ended December 28, 2002

(v) Consolidated Statements of Cash Flows for the Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004, Period December 29, 2002 to October 30, 2003 and the Year Ended December 28, 2002

(vi) Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4 filed on January 27, 2004.

3.1a	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1a to the Form S-4 filed on January 27, 2004.

3.1b	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1b to the Form S-4 filed on January 27, 2004.

3.1c	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1c to the Form S-4 filed on January 27, 2004.

3.2	By-laws of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.11 to the Form S-4 filed on January 27, 2004.

4.1	Indenture dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the Guarantors party thereto and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Form S-4 filed on January 27, 2004.

4.2	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the subsidiaries of the Company party thereto, Banc of America Securities LLC and UBS Securities LLC, incorporated by reference to Exhibit 4.2 to the Form S-4 filed on January 27, 2004.

10.1	Credit Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Form S-4 filed on January 27, 2004.

10.2	Guarantee and Security Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., the Guarantors party thereto and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Form S-4 filed on January 27, 2004.

10.3	Holdings Term Loan Agreement dated as of October 30, 2003, by and Keystone Automotive Holdings, Inc., Bank of America, N.A. and UBS Loan Finance LLC, incorporated by reference to Exhibit 10.4 to the Form S-4 filed on January 27, 2004.

10.4	Stockholders Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the stockholders party thereto, incorporated by reference to Exhibit 10.5 to the Form S-4 filed on January 27, 2004.

10.5	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the Stockholders party thereto, incorporated by reference to Exhibit 10.6 to the Form S-4 filed on January 27, 2004.

10.6	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, and Robert Vor Broker, incorporated by reference to Exhibit 10.7 to the Form S-4 filed on January 27, 2004.

10.7	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Bryant Bynum, incorporated by reference to Exhibit 10.8 to the Form S-4 filed on January 27, 2004.

10.8	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Patrick Judge, incorporated by reference to Exhibit 10.9 to the Form S-4 filed on January 27, 2004.

10.9	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Richard Piontkowski, incorporated by reference to Exhibit 10.10 to the Form S-4 filed on January 27, 2004.

10.10	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Philip Avvisato, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.11	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Richard Kovalick.

10.12	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Anthony Fordiani.

10.13	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and James Ruby.

10.14	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Lawrence Montante.

10.15	2003 Transaction Bonus Plan of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 10.12 to the Form S-4 filed on January 27, 2004.

10.16	2003 Executive Stock Option Plan of Keystone Automotive Holdings, Inc., incorporated by reference to Exhibit 10.13 to the Form S-4 filed on January 27, 2004.

10.17	Advisory Agreement dated as of October 30, 2003 by and between Keystone Automotive Operations, Inc. and Bain Capital, LLC, incorporated by reference to Exhibit 10.14 to the Form S-4 filed on January 27, 2004.

10.18	Advisory Agreement dated as of October 30, 2003, by and between Keystone Automotive Operations, Inc. and Advent International Corporation, incorporated by reference to Exhibit 10.15 to the Form S-4 filed on January 27, 2004.

10.19	Contribution Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Merger Sub, Inc., and the Contributors named therein, incorporated by reference to Exhibit 10.16 to the Form S-4 filed on January 27, 2004.

10.20	Lease agreement for the Midwest warehouse.

10.21	Lease agreement for the West Coast warehouse.

14.1	Code of Ethics incorporated by reference to Exhibit 14.1 to the S-4 filed on January 27, 2004.

Subsidiaries

21.1	Subsidiaries of the registrant

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certifications

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	48

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004, Period December 29, 2002 to October 30, 2003 and the Year Ended December 28, 2002	49

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004, Period December 29, 2002 to October 30, 2003 and the Year Ended December 28, 2002	50

Consolidated Statements of Cash Flows for the Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004, Period December 29, 2002 to October 30, 2003 and the Year Ended December 28, 2002	51

Notes to Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder of

Keystone Automotive Operations, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keystone Automotive Operations, Inc. and its subsidiaries at January 1, 2005 and January 3, 2004 and the results of their operations and their cash flows for the year ended January 1, 2005 and for the period from October 31, 2003 to January 3, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company was acquired on October 30, 2003 by Keystone Automotive Holdings, Inc. (“Holdings”) resulting in a change in the Company’s basis of accounting. The consolidated financial statements as of December 28, 2002 and for periods ended prior to October 30, 2003 are stated on the Predecessor’s basis of accounting. The consolidated financial statements for the periods subsequent to October 30, 2003 have been prepared on the basis of accounting arising from the acquisition by Holdings or the Successor basis of accounting.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

March 31, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Keystone Automotive Operations, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Keystone Automotive Operations, Inc. and its subsidiaries for the year ended December 28, 2002, and for the period from December 29, 2002 to October 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company was acquired on October 30, 2003 by Keystone Automotive Holdings, Inc. (“Holdings”) resulting in a change in the Company’s basis of accounting. The consolidated financial statements for periods ended prior to October 30, 2003 are stated on the Predecessor’s basis of accounting. The consolidated financial statements for the periods subsequent to October 30, 2003 have been prepared on the basis of accounting arising from the acquisition by Holdings or the Successor’s basis of accounting.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

April 2, 2004

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Successor	Successor
	January 3, 2004	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$7,552	$12,390
Trade accounts receivable, net of allowance for doubtful accounts of $540 and $476, respectively	31,033	33,580
Inventories	69,407	73,406
Deferred tax assets	763	2,314
Prepaid expenses and other current assets	4,907	3,644

Total current assets	113,662	125,334
Property, plant and equipment, net	51,320	49,914
Deferred financing costs	20,431	18,393
Goodwill	178,780	180,473
Capitalized software, net	2,750	1,980
Intangible assets	207,175	196,225
Other assets	327	281

Total assets	$574,445	$572,600

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Trade accounts payable	35,674	38,519
Accrued interest	3,321	3,365
Accrued compensation	6,920	7,842
Accrued expenses	3,484	3,857

Total current liabilities	59,399	63,583
Long-term debt	280,000	272,500
Other long-term liabilities	1,319	364
Deferred tax liabilities	62,033	62,027

Total liabilities	402,751	398,474
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock par value of $0.01 per share:
Authorized/Issued 1,000 in 2003 and 2004	—	—
Contributed capital	178,500	175,000
Accumulated deficit	(7,039)	(1,338)
Accumulated other comprehensive income	233	464

Total shareholders’ equity	171,694	174,126

Total liabilities and shareholders’ equity	$574,445	$572,600

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

(in thousands)

	Predecessor		Successor
	December 28, 2002	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005
Net sales	$375,143	$343,506	$64,578	$448,965
Cost of sales	249,222	228,036	53,432	300,301

Gross profit	125,921	115,470	11,146	148,664
Selling, general and administrative expenses	86,465	99,936	18,320	114,443
Reorganization and other charges	1,436	6,244	—	—
Net (gain) on sale of property plant and equipment	(720)	(36)	(3)	—

Income (loss) from operations	38,740	9,326	(7,171)	34,221
Other (income) expense:
Interest (income)	(10)	(21)	(10)	(176)
Interest expense	9,926	5,501	4,104	25,113
Other (income) expense, net	(107)	73	35	(216)

Income (loss) before income tax expense	28,931	3,773	(11,300)	9,500
Income tax expense (benefit)	11,674	1,297	(4,261)	3,799

Net income (loss)	17,257	2,476	(7,039)	5,701
Other comprehensive income(loss):
Foreign currency translation	29	276	233	464
Change in fair value of derivatives, net of taxes	1,281	1,106	—	—

Comprehensive income (loss)	$18,567	$3,858	$(6,806)	$6,165

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(DEFICIT)

(in thousands)

	Common Stock (in value)	(Accumulated Deficit)	Contributed Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity (Deficit)
Predecessor
Balance, December 29, 2001	112	(130,724)	37,737	(171)	(2,416)	—	(95,462)

Issuance of common and restricted common stock	1		72	(52)			21
Amortization of unearned compensation, net				194			194
Purchase of Treasury Stock						(96)	(96)
Foreign currency translation					29		29
Change in fair value of derivatives, net of taxes of ($854)					1,281		1,281
Net income		17,257					17,257
Dividend accretion of preferred shares			(8,458)				(8,458)

Balance, December 28, 2002	113	(113,467)	29,351	(29)	(1,106)	(96)	(85,234)

Issuance of common and restricted common stock			3				3
Amortization of unearned compensation, net				22			22
Change in fair value of derivatives, net of taxes of ($678)					1,106		1,106
Foreign currency translation					276		276
Net income		2,476					2,476
Dividend accretion of preferred shares			(8,069)				(8,069)

Balance, October 30, 2003	$113	$(110,991)	$21,285	$(7)	$276	$(96)	$(89,420)

Successor
Capital contribution			178,500				178,500
Foreign currency translation					233		233
Net income (loss)		(7,039)					(7,039)

Balance, January 3, 2004	$—	$(7,039)	$178,500	$—	$233	$—	$171,694

Repayment of Capital contribution			(3,500)				(3,500)
Foreign currency translation					231		231
Net income		5,701					5,701

Balance, January 1, 2005	$—	$(1,338)	$175,000	$—	$464	$—	$174,126

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor		Successor
	December 28, 2002	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005
Cash flows from operating activities
Net income (loss)	$17,257	$2,476	$(7,039)	$5,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,457	6,012	3,641	18,685
Deferred financing charges	—	—	—	2,815
Amortization of unearned compensation	194	22	—	—
Net gain on sale of property plant and equipment	(720)	(36)	(3)	—
Deferred income taxes	6,063	3,023	(4,518)	(1,557)
Non cash charges related to inventory fair value adjustment	—	—	9,795	3,518
Other non-cash charges	242	(358)	240	(56)
Net changes in assets and liabilities, net of Transaction-related items:
(Increase) in trade accounts receivable	(767)	(651)	(735)	(2,483)
(Increase)/decrease in inventory	(2,957)	(5,908)	844	(7,517)
(Decrease)/increase in accounts payable and accrued liabilities	(2,311)	8,807	(359)	3,229
Decrease/(increase) in other assets and liabilities	508	2,227	(8,910)	1,229

Net cash provided by (used in) operating activities	23,966	15,614	(7,044)	23,564

Cash flows used in investing activities
Purchase of Predecessor common and mandatorily redeemable and convertible preferred stock	—	—	(327,443)	—
Purchase of property, plant and equipment	(2,516)	(6,899)	(305)	(4,417)
Capitalized software costs	(996)	(551)	(129)	(1,072)
Proceeds from sale of equipment	1,103	2	—	2
Transaction cost and working capital settlement	—	—	—	(1,693)
Return of escrow from the purchase of American Specialty Equipment	—	445	—	—

Net cash used in investing activities	(2,409)	(7,003)	(327,877)	(7,180)

Cash flows from financing activities
(Repayments) / borrowings under revolving line-of-credit, net	(6,400)	4,200	(26,200)	—
Repayments of Predecessor debt	(15,439)	(9,213)	(84,501)	—
Proceeds from issuance of Successor long-term debt	—	—	290,000	—
Payments for deferred financing costs	—	—	(20,875)	(777)
Principal repayments on long-term debt	—	—	—	(7,500)
Capital contribution	—	—	178,500	—
Repayment of capital contribution	—	—	—	(3,500)
Proceeds from stock options exercised	21	3	—	—
Treasury stock purchases	(96)	—	—	—

Net cash (used in) provided by financing activities	(21,914)	(5,010)	336,924	(11,777)

Net effects of exchange rates on cash	29	276	(43)	231

(Decrease) increase in cash	(328)	3,877	1,960	4,838
Cash and cash equivalents– beginning of the period	2,043	1,715	5,592	7,552
Cash and cash equivalents—end of period	$1,715	$5,592	$7,552	$12,390

Supplemental disclosures
Interest paid	$10,026	$6,013	$770	$25,021

Income taxes paid (refunded)	$7,261	$1,640	$(2,477)	$4,760

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive parts and accessories, operating in the eastern, central, and western regions of the United States and part of Canada. The Company sells and distributes over 650 lines of specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 18,000 customers. The Company’s wholesale operations include an electronic service strategy allowing its customers access to its proprietary electronic catalog, as well as the ability to view inventory and place orders. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters is located in Exeter, Pennsylvania.

The accompanying financial statements are presented under two different basis of accounting, as described below.

Prior to October 30, 2003, approximately 73.2% of the outstanding common stock was owned by Littlejohn & Co., LLC (“Littlejohn”), General Electric Capital Corporation (“GECC”) and Advent International Corporation and its affiliates (“Advent”). The accompanying statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and of cash flows for the year ended December 28, 2002, and the period from December 29, 2002 to October 30, 2003 are prepared using the historically owned (“Predecessor”) basis of accounting.

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

The acquisition of our Company by Holdings was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. This is referred to as the “Successor” basis of accounting. The following table presents the final purchase price allocation that has been recorded on the consolidated balance sheet:

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

The factors that contributed to the excess purchase price and resulting goodwill included the Company’s market positioning, distribution network and workforce. As a result of these factors, the majority of the goodwill has been assigned to the Distribution segment. The Company does not expect any of the goodwill recognized as a result of the Transaction to be deductible for income tax purposes.

The carrying value of inventory was increased by approximately $13.3 million. The effect of this increase is to increase the cost of sales and thereby reduce gross profit and gross margin in future periods when this inventory is sold. The Company sold that inventory during the eight months after closing of the Transaction. During the period October 31, 2003 to January 3, 2004 and the year ended January 1, 2005, cost of sales was increased by approximately $9.8 million and $3.5 million, respectively, due to the recognition of the fair market value adjustment of the inventory, all of which was sold during the first six months of fiscal 2004.

As a result of the Transaction, the Company recorded $26.6 million in bonuses and related payroll taxes to certain employees of the Company. This is included in the selling, general and administrative line of the October 30, 2003 Predecessor statement of operations. The Company also incurred one time charges related to this Transaction of $6.5 million which is included in the reorganization and other charges line item on the statement of operations for the period from December 29, 2002 to October 30, 2003.

In the third quarter of 2004, the Company determined that an adjustment was required to the net deferred tax liabilities recorded as of the date of the Transaction. The adjustment related to the manner in which certain tax benefits, to be realized by the Company in future periods, are to be reflected in the balance sheet following a purchase business combination. The adjustment resulted in an increase in goodwill by $10.8 million and an increase in net deferred tax liabilities by corresponding amount. The adjustment has been reflected in the Company’s balance sheet as of January 3, 2004 and January 1, 2005. This adjustment did not have an impact on the Company’s results of operations or cash flow and will not have an impact on future cash tax payments.

The accompanying balance sheets at January 1, 2005 and January 3, 2004 and statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and of cash flows for the period from October 31, 2003 to January 3, 2004 and the year ended January 1, 2005 are prepared on the Successor basis of accounting for the Transaction described above.

The unaudited, supplemental, pro forma financial information provided reflects the Transaction as if it had occurred on December 29, 2002. The pro forma financial information includes adjustments that consider the fair values assigned to inventory; property, plant and equipment; and intangibles; and the additional deferred financing amortization and interest expense and related tax impacted related to the new debt. Additionally, the unaudited, supplemental, pro forma financial information includes the impact of the Transaction-related bonuses and one-time charges. The unaudited, supplemental pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the Transaction actually been consummated as of December 29, 2002, nor is it necessarily indicative of future results of operations.

(unaudited, in thousands)	January 3, 2004
Pro forma Net Sales	$408,084
Pro forma Net Income (Loss)	$(22,433)

2.	Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that a Company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the Company’s consolidated financial statements. In December 2003, the FASB issued FIN 46R to address certain implementation issues encountered with FIN 46. Among other provisions, FIN 46R defers the effective date of application of FIN 46 for all entities, other than Special Purpose Entities (as defined), created before February 1, 2003 to the first interim period ending after March 15, 2004. FIN 46R also clarifies which types of entities, other than Special Purpose Entities, are within its scope and provides other computational guidance for applying the provisions of FIN 46. The Company has determined that it does not have any variable interests in Special Purpose Entities or other variable interests for which the provision of FIN 46R would require a change in the Company’s current accounting for such interests.

In November 2004, the FASB issued FAS 151, Inventory Costs an amendment of ARB 43, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4 - Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statements.

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes APB 25, Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123-R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with the original provisions of FAS 123. FAS 123-R is effective for interim or annual periods beginning after June 15, 2005. We are currently evaluating the requirements of this standard and, assuming a similar number of options with similar terms, expect that the effect on net income and earnings per share in the periods following adoption will be consistent with amounts reported in our pro forma disclosures under FAS 123 (see Note 3). However, the actual effect on net income and earnings per share will vary depending on the number of options granted in 2005 and the terms of those options.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statement.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

For periods subsequent to October 30, 2003, the consolidated financial statements also reflect the “push down” of the fair value adjustments recorded in conjunction with the Transaction. See Note 1, Background and Basis of Presentation for additional information related to the Transaction.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. Fiscal years 2004 and 2002 were comprised of 52 weeks, while fiscal year 2003 had 53 weeks.

Cash and Cash Equivalents

Short-term investments, with original maturities of three months or less are considered cash equivalents.

Accounts Receivable

Accounts receivable result from a sale of goods or services on terms that provide for future payment. They are created when an invoice is generated and are reduced by payments received. Accounts receivable are primarily comprised of amounts due from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

A roll forward of our allowance account is as followed:

	Predecessor		Successor
(in thousands)	December 28, 2002	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005
Deduction from Accounts Receivable - Allowance for losses;
Balance at beginning of year	$416	$658	$299	$540
Additions charged to earnings	1,120	643	294	1,211

Charge-offs, net recoveries	(878)	(1,002)	(53)	(1,275)

Balance at end of year	$658	$299	$540	$476

Vendor Allowances

Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. In November 2002, the FASB reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”). EITF No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. This consensus is generally effective for new and modified agreements subsequent to December 31, 2002. We recognize vendor rebates, discounts and allowances based on the terms of written agreements. Cost of sales also includes excess vendor credits received for providing promotional activities in accordance with EITF No. 02-16. Due to the timing of when these promotional agreements were signed, EITF No. 02-16 did not have a material impact on the company until the year ended January 1, 2005. The company has included $5.0 million in excess vendor credits as a reduction in cost of sales for the year ended January 1, 2005 in accordance with the EITF No. 02-16. Certain of our agreements have several year terms, thus requiring recognition over an extended period.

As of January 1, 2005, the company reduced the carry value of inventory by an estimate of purchase discounts and volume rebates and excess vendor credits related to promotional activities that remain in ending inventory at period end, based upon inventory turnover rates. The impact of these excess vendor credits reduced the inventory balance by approximately $0.2 million for the year ended January 1, 2005.

For the year ended December 28, 2002, and the period December 29, 2002 to October 30, 2003 and the period October 31, 2003 to January 3, 2004, vendor allowances, in excess of costs incurred, received as reimbursement for performing promotional activities totaling approximately $2.0 million, $2.8 million, and

$1.4 million, respectively were classified as a reduction to advertising expense in selling, general and administrative expenses rather than as a reduction to cost of sales, as currently required by EITF No. 02-16.

Inventory Valuation

Inventories consist primarily of new purchased packaged auto parts and accessories, are valued at the lower of cost or market and are stated on the average cost method. The Company’s reported inventory cost consists of the cost of product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection and other material handling costs. Also included in inventory is the write-up of inventory as of the date of the Transaction to net realizable value as required by purchase accounting. The write-up included in inventory on January 3, 2004 was $3.5 million, all of which was sold during the first six months of fiscal 2004. The Company’s reported inventory cost is reduced for the impact of vendor rebates and for the year ended January 1, 2005 for the impact of excess vendor credits received related to the performance of promotional activities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful life of the assets, which ranges from 15 to 40 years for building and improvements, 3 to 7 years for machinery and equipment, 7 to 10 years for office furniture and fixtures, and 3 to 5 years for transportation equipment. Improvements that significantly extend useful life are capitalized, while maintenance and repair costs are expensed as incurred. Upon retirement or other disposition, asset cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current operations.

Goodwill

Effective December 30, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An initial test that was completed in connection with the adoption of SFAS No. 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit’s goodwill is less than its carrying amount, goodwill would be considered impaired. The Company did not incur any impairment charges in connection with the adoption of SFAS No. 142, or in connection with its annual impairment tests conducted as of January 3, 2004 and January 1, 2005.

The following table displays changes in the carrying amount of goodwill:

(in thousands)	Total
Predecessor:

Balance as of December 28, 2002	$10,312
Write-off	—

Balance as of October 30, 2003	$10,312

Successor:

Balance as of October 31, 2003	$10,312
Write-off Predecessor-basis goodwill	(10,312)
Transaction related goodwill	178,780

Balance as of January 3, 2004	178,780
Working Capital Adjustment	1,300
Transaction related costs	393

Balance as of January 1, 2005	$180,473

Capitalized Software and Website Development Costs

The Company, in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are being amortized over the expected lives of the projects when they become operational, not to exceed five years. All costs incurred during the preliminary project stage, as well as maintenance and training costs for the development internal-use software or of the Company’s website are expensed as incurred.

Amortization of capitalized software and website development costs charged to operations was $3.1 million, $2.5 million and $0.5 million, and $0.9 million, for the year ended December 28, 2002, for the period from December 29, 2002 to October 30, 2003, for the period from October 31, 2003 to January 3, 2004, and for the year ended January 1, 2005 respectively.

Impairment of Long-Lived Assets

Long-lived assets, including definite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes occur, the Company estimates the fair value of the asset primarily from multiples of earnings and, if applicable, the eventual disposition of the assets and compare that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, we will accelerate depreciation to match the revised useful life of the asset. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such an asset are less than its carrying value.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Subsequent to the Transaction, the Company has floating and fixed rate borrowings. The fair value of the Company’s $290.0 million in debt outstanding as of January 3, 2004 was $305.2 million and of the $282.5 million in debt outstanding as of January 1, 2005 was $295.8 million.

Deferred Financing Costs

The Company incurs financing fees in conjunction with the issuance of new debt. These fees are capitalized and amortized, using the interest method, over the life of the related debt.

Federal and State Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As permitted by SFAS No. 123, Accounting for Stock Based Compensation, and in accordance with APB 25, compensation cost for stock options is recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, the Company has adopted the disclosure provision of SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.

On May 20, 2004, options to acquire approximately 11.2 million of Class L and 1.2 million of Class A shares of Holdings stock were issued to certain of the Company’s employees. The weighted average price of Class L is $32.04 and Class A is $0.39. As of January 1, 2005, no options were exercised. The fair value of the options is equal to the weighted average grant date value. Thus, had compensation costs for the Company’s Option program been determined under SFAS No. 123, based on fair value at the grant date, the Company’s pro forma net income would have equaled reported net income for the year ended December 28, 2002, for the period December 29, 2002 to October 30, 2003, and for the period October 31, 2003 to January 3, 2004. For the year ended January 1, 2005, the Company’s pro forma net income would have been as follows:

Successor
Year Ending January 4, 2004 to January 1, 2005
(in thousands)
Net income, as reported	$5,701
Pro Forma SFAS No. 123 expense, net of related tax	(141)

Pro Forma net income	5,560

In May 2004, the Board of Directors approved the 2003 Executive Stock Option Plan which (the “Plan”) is designed to provide incentives to such present and future officers, directors, and employees of the Company (“Participants”). The Board shall have the right and power to grant Participants, at any time prior to the termination of this Plan, Options in such quantity, at such price, on such terms and subject to such conditions that are consistent with the Plan and established by the Board. There are two types of Options that are issued to each Participant, “Class A Common Option” and “Class L Common Option” for the purchase of Holdings Class A & Class L common stock. The Options will vest ratably at a rate of 20% per year over five years. Participants must exercise nine Class A Options for each Class L Option exercised and must exercise Class A Common Options and Class L Common Options in tandem in the ratio of nine Class A Common Options and Class L Common Options one Class L Option for each Class A Options exercised. The Options are not transferable by such Participant. If any Options expire unexercised or unpaid or are canceled, terminated or forfeited in any manner without the issuance of Holdings common stock or payment there under, the shares with respect to such options that were granted shall again be available under the Plan.

A summary of options outstanding as of January 1, 2005 is as follows:

	Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Class L	$32.04	1,244,854	248,971	$32.04	8.8 yrs.
Class A	0.39	11,203,686	2,240,737	0.39	8.8 yrs

The Black-Scholes option pricing model was used to estimate the fair value for each grant made under the Plan. The Company calculated this fair value under the minimal value method using a risk-free rate of 3.74% and an expected life of 5 years.

For the period ended October 30, 2003, no new options were issued and an immaterial amount was exercised. All predecessor company stock options were acquired as part of the Transaction. Had compensation cost for the Company’s predecessor company stock option program been determined under SFAS No. 123, the Company’s pro forma net income would have approximated reported net income for the period ended October 30, 2003.

Revenue Recognition

Revenue is recognized when title and risk of loss are transferred to the customer, which occurs upon receipt by the customer when shipped on Company-owned vehicles and upon shipment of the product to the customer when shipped via common carrier. Revenue includes selling price of the product, promotional items and fees, and all shipping and handling costs paid by the customer. All external shipping and handling costs paid for by the Company are included in cost of sales, whereas, internal costs associated with delivery expenses are included in Selling, general and administrative expenses.

Revenue is reduced at the time of the sale for estimated sales returns based on historical experience. The Company reviews sales returns and maintain a reserve for sales returns based on historical trends. If returns were to increase, additional reserves could be required.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the local currency. The financial statements of this subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of shareholders’ equity (deficit).

Advertising

The Company publishes numerous advertising circulars and an annual catalog for which it receives revenue from resellers and manufacturers under vendor cooperative advertising agreements. Advertising revenue and publication costs are recognized over the period of benefit.

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

Reclassifications

Certain amounts reported in the prior year financial statements and notes thereto have been revised to conform to the January 1, 2005 classifications primarily sales of promotional materials to customers which were previously classified as reductions of selling, general and administrative expenses have been revised to net sales. For the year end December 28, 2002, and for the period December 29, 2002 to October 30, 2003, and for the period October 31, 2003 to January 3, 2004, $4.1 million, $4.2 million, and $0.2 million have been reclassified.

4.	Reorganization and Other Charges

In conjunction with the acquisition by Holdings on October 30, 2003, the Company incurred $6.5 million of Transaction-related costs, primarily for accounting, legal and banking services. These costs were partially offset by an adjustment of $0.3 million related to resolution of a contingency related to a prior year divestiture.

During 2002, the Company recorded a charge to settle litigation brought by a group known as Coalition For A Level Playing Field, LLC. This was a lawsuit alleging claims under the Robinson-Patman Act. The Company denied all charges of any wrongdoing and settled these charges prior to trial for an amount which the Company believed would have been less than the legal costs of a trial. As part of the settlement, the Company obtained a full release from the claims.

In April 2002, the Company disposed of all five of American Specialty Equipment’s “ATV” retail stores to existing customers. These customers continue to rely on the Company to provide inventory. As a result, the Company was able to eliminate the expense of operating these stores while continuing to generate net sales. Additionally, this on-going supply of the former “ATV” retail stores and continued servicing of the same customer base precluded recognition of the disposal as a discontinued operation. This resulted in expenses of $0.5 million in 2002.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	January 3, 2004	January 1, 2005
Income tax receivable	$3,013	$403
Other current assets	1,894	3,241

Total	$4,907	$3,644

6.	Property, Plant and Equipment

Property, plant and equipment at January 3, 2004 and January 1, 2005 consist of the following:

(in thousands)	January 3, 2004	January 1, 2005
Land	$4,164	$4,164
Buildings and improvements	30,531	31,110
Machinery and equipment	3,906	5,214
Office furniture and fixtures	2,279	2,297
Transportation equipment	11,300	13,764

Total	52,180	56,549
Less: Accumulated depreciation	(860)	(6,635)

Net property, plant and equipment	$51,320	$49,914

Property, plant and equipment balances as of January 3, 2004 were adjusted to fair value as a result of the Transaction.

Depreciation expense for the year ended December 28, 2002, the period from December 29, 2002 to October 30, 2003, the period from October 31, 2003 to January 3, 2004, and the year ended January 1, 2005 amounted to $2.8 million, $3.0 million, $0.9 million, and $5.8 million respectively. Included in cost of sales is less than $0.1 million of depreciation expense.

7.	Intangible Assets

The Transaction was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the estimated acquisition consideration was allocated to the Company’s assets and liabilities, including identified intangible assets with finite lives, which will be amortized over those lives. Any remaining consideration was allocated to goodwill. These fair value adjustments, which are reflected in our financial statements, were based upon an assessment of value by management and an independent third party appraisal firm of our intangible assets. The purchase price allocation included the following intangible assets being reflected in our financial statements at January 3, 2004 and January 1, 2005:

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at January 3, 2004
Retail trade name – A & A	$3,000	30	$(17)	$2,983
eServices trade name – DriverFX.com	1,000	15	(11)	989
Wholesale trade name - Keystone	50,000	30	(278)	49,722
Vendor agreements	60,000	17	(588)	59,412
Customer relationships	95,000	17	(931)	94,069

Total intangibles, net	$209,000		$(1,825)	$207,175

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at January 1, 2005
Retail trade name – A & A	$3,000	30	$(116)	$2,884
eServices trade name – DriverFX.com	1,000	15	(78)	922
Wholesale trade name - Keystone	50,000	30	(1,944)	48,056
Vendor agreements	60,000	17	(4,118)	55,882
Customer relationships	95,000	17	(6,519)	88,481

Total intangibles, net	$209,000		$(12,775)	$196,225

The estimated annual amortization expense related to these intangible assets for each of the five succeeding fiscal years is estimated to be $11.0 million per year.

The aggregate amortization expense for the fiscal year ended December 28, 2002, the periods ending October 30, 2003 and January 3, 2004 and year ended January 1, 2005 are $0.8 million, $0.5 million, $2.3 million and $11.0 million, respectively.

8.	Accrued Expenses

The Company carries a high deductible for workers’ compensation, automotive and general liability claims up to certain retention levels. As of January 3, 2004 and January 1, 2005, the Company estimated its liability for these claims to be $1.0 million and $1.5 million, respectively, of which $0.6 million and $1.1 million, respectively, is classified in other accrued expenses and $0.4 million is classified in other long-term liabilities.

9.	Debt

As part of the Transaction, the Company entered into a secured Credit Agreement that provides for a Revolving Credit Facility and a Term Loan Facility with a group of lenders. The terms of the secured Credit Agreement include restrictions on investments, capital expenditures and dividends and certain other payments and require the Company to meet certain financial covenants. All of the Company’s assets are pledged as collateral under the secured Credit Agreement.

The Revolving Credit Facility provides for borrowings of up to $50 million for working capital needs and for permitted acquisitions. The Revolving Credit Facility bears an interest rate on borrowings of LIBOR plus 3.25 percent. The Revolving Credit Facility expires in 2008 and carries a commitment fee of 0.75 percent per year when the Company’s Leverage Ratio is greater than 4.25 to 1.0 and 0.5 percent per year when the Leverage Ratio is equal to or less than 4.25 to 1.0. The Company’s Leverage Ratio calculation, based on our current credit agreement, is 4.72 at January 1, 2005. There was no balance outstanding on the Revolving Credit Facility as of January 1, 2005.

Borrowings under the Term Loan Facility provide for quarterly principal and interest payments. Borrowings under the Term Loan Facility bear interest rates of LIBOR plus 2.75 percent (5.06 percent at January 1, 2005), and mature in 2009.

The Company also issued $175 million of Senior Subordinated Notes due 2013. These bonds bear interest at a fixed rate of 9.75%. The Senior Subordinated Notes have been guaranteed by all of the Company’s subsidiaries. The subsidiary guarantors are wholly-owned subsidiaries of the Company and the subsidiary guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. As a result of the foregoing, condensed consolidating financial information regarding the Company and subsidiary guarantors is not presented. Additionally, the indenture for the Senior Subordinated Notes imposes a number of restrictions on the Company, including its ability to incur additional indebtedness, to make certain restrictive payments (including dividends to Holdings), to make certain asset dispositions, to incur additional liens and to enter into other significant transactions.

Debt balances at January 3, 2004 and January 1, 2005 are as follows:

(in thousands)	January 3, 2004	January 1, 2005
Term loan facility	$115,000	$107,500
Senior subordinated notes due 2013	175,000	175,000

	290,000	282,500
Less: current portion	10,000	10,000

Total long-term debt	$280,000	$272,500

The current portion of long-term debt consists of scheduled payments to be made during the next fiscal year.

At January 3, 2004 and January 1, 2005, the Company was in compliance with all required covenants.

Maturities of long-term debt are as follows:

(in thousands)
2005	$10,000
2006	10,000
2007	13,750
2008	15,000
2009	58,750
Thereafter	175,000

$282,500

The balance of the amount includes principal repayments under the Company’s Term Loan Facilities. The Company believes that it has the ability to obtain additional financing, if necessary, to ensure repayment of these amounts.

The secured Credit Agreement includes a provision that requires the Company to prepay a portion, or all, of its borrowings under the Term Loan Facility with the proceeds received from certain events, including the sale of assets, the issuance of debt, equity or obtaining replacement financing. The secured Credit Agreement also requires a prepayment if the Company has “excess cash flow” as defined in the agreement. The Company made a prepayment for the period ended January 1, 2005 of $1.0 million.

10.	Income Taxes

For the year ended December 28, 2002, the period from December 29, 2002 to October 30, 2003, the period from October 31, 2003 to January 3, 2004, and the year ended January 1, 2005 income tax expense is comprised of the following components:

	Predecessor		Successor
(in thousands)	December 28, 2002	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005
Current:
Federal	$5,151	$(2,729)	$—	$3,520
State	453	253	111	1,664
Foreign	7	750	146	172

Total current	5,611	(1,726)	257	5,356

Deferred:
Federal	4,946	3,182	(3,829)	(293)
State	1,095	(162)	(694)	(1,278)
Foreign	22	3	5	14

Total deferred	6,063	3,023	(4,518)	(1,557)

Total income tax expense	$11,674	$1,297	$(4,261)	$3,799

The differences between the tax expense from earnings reflected in the financial statements and the amounts calculated at the federal statutory income tax rate are as follows:

	Predecessor		Successor
(in thousands)	December 28, 2002	December 29, 2003 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005
Income taxes at federal statutory rate	$10,126	$1,321	$(3,955)	$3,325
State and Canadian provincial income tax, net of federal benefit	1,026	(22)	(382)	289
Items not deductible for tax	489	—	—	—
Transaction-related non-deductible expenses	—	750	—	—
Transaction-related stock compensation tax benefit	—	(736)	—	—
Other	33	(16)	76	185

Total income tax expense	$11,674	$1,297	$(4,261)	$3,799

As of January 3, 2004 and January 1, 2005, the Company has state net operating loss carryforwards of $25.4 million and $34.9 million, respectively that expire over the period from 2005 through 2024. The Company also had a federal net operating loss carryforward of $2.0 million as of January 3, 2004.

The following are the significant components of the Company’s deferred income tax assets and liabilities at January 3, 2004 and January 1, 2005:

(in thousands)	January 3, 2004	January 1, 2005
Deferred tax assets:
Accounts receivable	$170	$123
Inventory	—	414
Net operating losses	1,652	1,529
Accrued expenses	1,174	1,247
Other	680	530

	3,676	3,843

Deferred tax liabilities:
Property, plant and equipment	(9,707)	(9,557)
Inventory	(1,247)	—
Intangible assets	(53,992)	(53,999)

	(64,946)	(63,556)

Net deferred tax asset (liability)	$(61,270)	$(59,713)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at January 1, 2005.

11.	Common Stock

As of January 1, 2005, the 1,000 shares of the Company’s common stock issued and outstanding was owned by Holdings. The Company’s common stock has a par value of $ 0.01 per share. In conjunction with the Transaction, Holdings contributed $179.0 million of capital to the Company. Of the $179.0 million, $3.5 million, which was used to pay a portion of the purchase price, is related to the value of certain future tax benefits associated with the Transaction. During the year ended January 1, 2005, the Company returned the $3.5 million in capital contributions to Holdings.

As of January 1, 2005, Holdings had 89,999,999 shares of Class A and 9,999,999 shares of Class L common stock issued and outstanding. Class A and Class L common stock are the same, except that Class L common stock is entitled to a preference over Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

Prior to the Transaction, the Company had 29.8 million shares of Common Stock authorized, with 11,262,081 shares issued and outstanding as of December 28, 2002. Common Stock has a par value of $0.01 per share. These shares were purchased and cancelled as part of the Transaction.

12.	Mandatorily Redeemable and Convertible Preferred Stock

Prior to the Transaction, the Company had 200,000 shares of preferred stock authorized. Each share of preferred stock had a stated value of $649.99 plus accrued dividends and was senior to common stock as to dividends and liquidation rights and was redeemable either by the Company or the holder depending on certain conditions. Dividends accrue in an amount equal to 7 percent of the stated value from the date of issue and are cumulative. Effective March 6, 2002, the dividend rate automatically increased to 9 percent.

Each share of the preferred stock was also convertible to common stock prior to a sale of common stock in a registered underwritten public offering provided that the holders representing a majority of the outstanding shares of preferred stock elected to convert all of the issued and outstanding shares. Upon the election to convert, each and every share of preferred stock will be deemed automatically convertible to common stock equal to the number obtained by dividing the stated value of the preferred stock by the offering price per share. The preferred stock did not have any voting rights.

The Company had 114,983 shares of preferred stock issued and outstanding at December 28, 2002. These shares were purchased and cancelled as part of the Transaction.

13.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates five operating segments that are economically similar, share a common class of customers, and distribute the same products. This segment of our business is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 17 non-inventory stocking cross-docks located throughout the East Coast, Midwest, and parts of Canada; and (iii) our fleet of over 295 trucks that provide multi-day per week delivery and returns along over 285 routes which cover 42 states and parts of Canada. The Exeter, Kansas City, and Corona warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution Segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail Operations

The Retail Operations segment of our business operates 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, the Company believes that our retail operations allow us to stay close to end-consumer and product merchandising trends. Due to many of the A&A Stores’ close proximity to the Exeter warehouse distribution center, the full range of SKU’s carried at Exeter are delivered within 24 hours to any of our retail locations. A&A Stores purchase their inventory from the Distribution segment.

The financial information for the two reportable segments is as follows:

	Predecessor		Successor
(in thousands)	December 28, 2002	December 29, 2003 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005
Net Sales
Distribution	$367,283	$336,884	$63,531	$440,751
Retail	26,074	22,635	4,114	27,973
Elimination	(18,214)	(16,013)	(3,067)	(19,759)

Total	$375,143	$343,506	$64,578	$448,965
Interest income
Distribution	$(10)	$(21)	$(10)	$(176)
Retail	—	—	—	—

Total	$(10)	$(21)	$(10)	$(176)
Interest expense
Distribution	$9,926	$5,501	$4,104	$25,113
Retail	—	—	—	—

Total	$9,926	$5,501	$4,104	$25,113
Depreciation & amortization
Distribution	$6,516	$5,913	$3,609	$18,371
Retail	135	121	32	314

Total	$6,651	$6,034	$3,641	$18,685
Income tax expense (benefit)
Distribution	$11,829	$1,459	$(4,208)	$3,918
Retail	(155)	(162)	(53)	(119)

Total	$11,674	$1,297	$(4,261)	$3,799
Net income (loss)
Distribution	$17,513	$2,715	$(6,938)	$5,879
Retail	(256)	(239)	(101)	(178)

Total	$17,257	$2,476	$(7,039)	$5,701

	Predecessor		Successor
(in thousands)	December 28, 2002	December 29, 2003 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005
Capital Expenditures
Distribution	$2,454	$6,694	$305	$3,903
Retail	62	205	—	514

Total	2,516	6,899	305	4,417

(in thousands)	As of January 3, 2004	As of January 1, 2005
Total Assets
Distribution	$549,816	$542,114
Retail	24,629	30,486

Total	$574,445	$572,600

For the year ended December 28, 2002, the period from December 29, 2002 to October 30, 2003, the period from October 31, 2003 to January 3, 2004, and the year ended January 1, 2005, net sales in the United States represent approximately 93%, 90%, 90%, and 88% of net sales, respectively. At January 3, 2004 and January 1, 2005, approximately 98% and 99%, respectively, of long-lived assets are in the United States.

No customer accounted for more than 1.5% of sales for the year ended December 28, 2002, for the period from December 29, 2003 to October 30, 2003, for the period from October 31, 2003 to January 3, 2004, or for the year ended January 1, 2005.

14.	Employee Benefits

The Company maintains a defined contribution plan qualifying under Internal Revenue Code Section 401(k). The employer contributes 50 percent of the employee’s contribution. The employer contribution is capped at 2 percent of the employee’s compensation. The employee may contribute up to statutory limits of their compensation. All employees are eligible to participate after six-months of service. The total Company contributions for the year ended December 28, 2002, for the period from December 29, 2002 to October 30, 2003, for the period from October 30, 2003 to January 3, 2004, and for the year ended January 1, 2005 were $0.5 million, $0.4 million, $0.1 million, and $0.5 million respectively.

On October 30, 2003, the Company adopted our 2003 Executive Stock Option Plan under which employees and directors, of Keystone or its subsidiaries may be granted options to purchase shares of Holdings authorized but unissued Class A and Class L common stock. The plan is administered by the Board of Directors, or to the extent permitted by law, a committee designated by Holdings’ board. A total of 14,971,572 shares of Holdings’ Class A common stock and 1,663,508 shares of Holdings’ Class L common stock (as adjusted pursuant to terms of the plan) have been approved for issuance under the Plan. As of January 1, 2005, options issued and outstanding are 11,203,686 shares of Class A common stock and 1,244,854 shares of Class L common stock.

15.	Related Party Transactions

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges related to the disposal of the ATV retail business, racing sponsorship fees and management relocation costs. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses, which is included as part of the purchase price and deferred financing costs, related to the Transaction. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Included in accrued expenses at January 3, 2004 and January 1, 2005 are $0.3 million and $1.8 million, respectively, due to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Included in accrued expenses at January 3, 2004 and January 1, 2005 are $0.1 million and $0.2 million, respectively, due to Advent.

The Company has transactions in the normal course of business with one of its new principal stockholders affiliated companies. Included in selling, general and administrative expense for the year ending December 28, 2002, the period December 29, 2002 to October 30, 2003, the period October 31, 2003 to January 3, 2004 and the year ending January 1, 2005 is approximately less than $0.1 million for office supplies. Included in the accounts payable at January 3, 2004 and January 1, 2005 is less than $0.1 million due to the affiliates.

In March 1998, the Company entered into a Management Consulting Services Agreement with Littlejohn, Advent and GECC, each of whom owned more than 5% of our outstanding capital stock prior to the consummation of the Transaction. Under this agreement, Littlejohn, Advent and GECC provided us and our subsidiaries with financial and management consulting services, for which the Company paid an annual fee of $0.3 million to Littlejohn and $0.1 million to each of Advent and GECC, plus each of their out-of-pocket expenses. This agreement expired by its terms upon the consummation of the Transaction.

Prior to the Transaction, the Company had transactions in the normal course of business with one of its principal stockholders and its affiliated companies. Included in selling, general and administrative expense for year ended December 28, 2002 and for the period from December 29, 2002 to October 30, 2003 is approximately $0.1 million of rental expense each period under an operating lease agreement for transportation equipment and approximately $0.9 million and $0.7 million, respectively, for repairs and rentals of delivery trucks. For the period from October 31, 2003 to January 3, 2004 there was less than $0.1 million and $0.1 million for these operating leases for transportation equipment and repairs and rental of delivery trucks, respectively. Amounts included in accounts payable at January 3, 2004 payable to these affiliates were immaterial.

The Company participates in a sponsorship program on behalf of Amato Racing, an organization whose sole stockholder was a shareholder and Director of the Company through October 30, 2003. For the year ended December 28, 2002, for the period from December 29, 2002 to October 30, 2003, and for the period from October 31, 2003 to January 3, 2004, the Company expensed $0.6 million, $0.4 million, and $0.1 million, respectively in connection with this program. Included in accounts payable at January 3, 2004 were immaterial amounts due to Amato Racing. For the year ended January 1, 2005, Amato Racing is no longer a related party due to the Transaction.

16.	Leases

The Company leases certain warehouse facilities, retail stores, transportation equipment and machinery under various non-cancelable operating lease agreements. Lease terms generally range from 2 to 10 years, with options to renew at various times.

Future minimum payments by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of January 1, 2005:

Years
2005	$3,587
2006	3,126
2007	2,378
2008	1,518
2009	1,331
Thereafter	275

$12,215

Rental expense for all operating leases was $4.7 million, $2.5 million, $0.5 million, and $2.7 million for the year ended December 28, 2002, for the period from December 29, 2002 to October 30, 2003, for the period from October 31, 2003 to January 3, 2004, and for the year ended January 1, 2005, respectively.

17.	Derivative Financial Instruments

As of January 1, 2005 the Company does not have any derivative instruments.

Prior to the Transaction in October 2003, the Company’s derivative financial instrument, which constituted an interest rate swap agreement, was utilized by the Company to manage variable interest rate exposure on its long-term debt. This transaction was accounted for as a cash-flow hedge with changes in fair value reported in other comprehensive income.

The change in fair value of the Company’s interest rate swap during the years resulted in a an increase of $2.1 million ($1.2 million net of income taxes) in the period ended December 28, 2002 and a decrease of $1.7 million ($1.0 million net of income taxes) for the period from December 29, 2002 to October 30, 2003 included in the accumulated other comprehensive income line of the shareholders’ equity.

18.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

By:	/s/ ROBERT VOR BROKER
Name:	Robert Vor Broker
Chief Executive Office

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 31, 2005.

Signature	Title

/s/ ROBERT VOR BROKER	Chairman, Chief Executive Officer, President and Director

/s/ BRYANT BYNUM	Executive Vice President and Chief Financial Officer

/s/ PAUL EDEGRLEY	Director

/s/ DAVID GROSS-LOH	Director

/s/ BLAIR HENDRIX	Director

/s/ ROBERT TAYLOR	Director

/s/ STEPHEN ZIDE	Director