Form 10-Q
period 2005-04-02
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2005-05-16
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to             .

Commission file number: 333-112252

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

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED APRIL 2, 2005

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 2, 2005	January 1, 2005
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$16,873	$12,390
Trade accounts receivable, net	43,271	33,580
Inventories	84,986	73,406
Deferred tax assets	2,839	2,314
Prepaid expenses and other current assets	402	3,644

Total current assets	148,371	125,334
Property, plant and equipment, net	50,116	49,914
Deferred financing costs, net	17,704	18,393
Goodwill	180,473	180,473
Capitalized software, net	2,040	1,980
Intangible assets	193,486	196,225
Other assets	274	281

Total assets	$592,464	$572,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Trade accounts payable	59,384	38,519
Accrued interest	7,780	3,365
Accrued compensation	5,833	7,842
Accrued expenses	2,353	3,857

Total current liabilities	85,350	63,583
Long-term debt	270,000	272,500
Long-term liabilities	364	364
Deferred tax liabilities	61,722	62,027

Total liabilities	417,436	398,474

Commitments and contingencies

Shareholders’ Equity
Common Stock par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	175,000	175,000
Accumulated deficit	(275)	(1,338)
Accumulated other comprehensive income	303	464

Total shareholders’ equity	175,028	174,126

Total liabilities and shareholders’ equity	$592,464	$572,600

See accompanying notes to financial statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ending
	January 2, 2005 to April 2, 2005	January 4, 2004 to April 3, 2004
	(000’s)	(000’s)
Net sales	$119,863	$106,732
Cost of sales	(79,222)	(74,000)

Gross profit	40,641	32,732

Income from operations	8,249	3,991
Other income (expense):
Interest income	69	22
Interest expense	(6,583)	(6,262)
Other income (expense), net	10	262

Income before income tax	1,745	(1,987)
Income tax (expense) benefit	(682)	783

Net income	1,063	(1,204)
Other comprehensive income:
Foreign currency translation	(161)	(118)

Comprehensive income (loss)	$902	$(1,322)

See accompanying notes to financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	January 2, 2005 to April 2, 2005	January 4, 2004 to April 3, 2004
	(000’s)	(000’s)
Cash flows from operating activities:
Net income (loss)	$1,063	$(1,204)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,574	4,963
Deferred financing charges	689	668
Deferred income taxes	(830)	1,560
Non-cash charges related to inventory fair value adjustment	—	2,962
Other non-cash charges (gains)	45	—
Net change in operating assets and liabilities:
(Increase) in trade accounts receivable	(9,736)	(8,243)
(Increase) in inventory	(11,580)	(7,032)
Increase in accounts payable and accrued liabilities	21,767	22,267
Decrease in other assets/liabilities	3,106	153

Net cash provided by operating activities	9,098	16,094

Cash flows used in investing activities:
Purchase of property, plant and equipment	(1,706)	(865)
Capitalized software costs	(387)	(153)
Transaction charges	—	(74)
Proceeds from sale of property, plant and equipment	—	2

Net cash used in investing activities	(2,093)	(1,090)

Cash flows from financing activities:
Principal repayments on long-term debt	(2,500)	—
Payments for deferred financing costs	—	(184)
Repayment of capital contribution	—	(2,957)

Net cash used in financing activities	(2,500)	(3,141)

Net effects of exchange rates on cash	(22)	(20)

Increase in cash and cash equivalents	4,483	11,843
Cash and cash equivalents, beginning of period	12,390	7,552

Cash and cash equivalents, end of period	$16,873	$19,395

See accompanying notes to financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, which are considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2005 of the Company.

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

On October 30, 2003 in a series of transactions, a newly formed holding company, Keystone Automotive Holdings, Inc. (“Holdings”), owned by Bain Capital Partners, LLC (“Bain Capital”), its affiliates, co-investors and management, acquired all of the Company’s outstanding capital stock for a purchase price of $441.3 million. The aggregate cash costs, together with funds necessary to refinance certain existing indebtedness of the Company and associated fees and expenses were financed by equity contributions of $179 million from Holdings, new senior credit facilities in the amount of $115 million, and the issuance and sale of $175 million of 9.75% senior subordinated notes due 2013. The purchase of the Company by Holdings is hereafter referred to as the “Transaction.”

The acquisition of our Company by Holdings was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill.

The carrying value of inventory was increased by approximately $13.3 million as of October 30, 2003. The effect of this increase was to increase the cost of sales and thereby reduce gross profit and gross margin in future periods when this inventory is sold. The Company sold that inventory during the eight months after closing of the Transaction. During the three months ending April 3, 2004, cost of sales was increased by approximately $3.0 million due to the recognition of the fair market value adjustment of the inventory, all of which was sold during the first three months of 2004.

On April 29, 2004, Bain Capital, its affiliates and co-investors and a representative of Keystone’s former equity holding and management reached a settlement related to the working capital adjustment outline in the Transaction Purchase Agreement. The settlement resulted in Bain Capital, its affiliates, and co-investors paying an additional $1.3 million to the former equity holders and management of Keystone.

2.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 151, Inventory Costs an amendment of ARB 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4 - Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statements.

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123-R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with the original provisions of FAS 123. FAS 123-R is effective for annual periods beginning after June 15, 2005, as we are considered a non-public company under the provisions of FAS 123-R. We are currently evaluating the requirements of this standard.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended April 2, 2005 and April 3, 2004.

Inventory Valuation

Inventories, consisting primarily of new purchased packaged auto parts and accessories, are valued at the lower of cost or market, and are stated on the average cost method. The Company’s reported inventory cost consists of the cost of product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection, and other material handling costs.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). As permitted by SFAS No. 123, Accounting for Stock Based Compensation, and in accordance with APB 25, compensation cost for stock options is recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, the Company has adopted the disclosure provision of SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.

In May 2004, the Board of Directors approved the 2003 Executive Stock Option Plan (the “Plan”) which is designed to provide incentives to present and future officers, directors, and employees of the Company (“Participants”). The Board has the right and power to grant Participants, at any time prior to the termination of this Plan, options in such quantity, at such price, on such terms and subject to such conditions that are consistent with the Plan and established by the Board. There are two types of options that are issued to each Participant, “Class A Common Option” and “Class L Common Option” for the purchase of Holdings Class A & Class L common stock. The Options will vest ratably at a rate of 20% per year over five years. Participants must exercise nine Class A Common Options for each Class L Common Option exercised and must exercise Class A Common Options and Class L Common Options in tandem in the ratio of nine Class A Common Options and Class L Common Options one Class L Common Option for each Class A Common Option exercised. The Options are not transferable by any Participant. If any Options expire unexercised or unpaid or are canceled, terminated or forfeited in any manner without the issuance of Holdings common stock or payment there under, the shares with respect to such Options that were granted shall again be available under the Plan.

On May 20, 2004, options to acquire approximately 11.2 million of Class L shares and 1.2 million of Class A shares of Holdings stock were issued to certain of the Company’s employees. The weighted average price of Class L is $32.04 and Class A is $0.39. As of January 1, 2005 and April 2, 2005 no options were exercised. For the three month period ended April 2, 2005, the Company’s pro forma net income would have been as follows:

Period Ending
(in thousands)	January 2, 2005 to April 2, 2005
Net income, as reported	$1,063
Pro Forma SFAS No. 123 expense, net of related tax	(31)

Pro Forma net income	$1,032

The Black-Scholes option pricing model was used to estimate the fair value for each grant made under the Plan. The Company calculated this fair value under the minimal value method using a risk-free rate of 3.74%, and an expected life of 5 years and a dividend yield of zero.

A summary of Options outstanding as of April 2, 2005 is as follows:

	Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Class L	$32.04	1,213,582	242,716	$32.04	8.6 yrs.
Class A	0.39	10,922,236	2,184,447	0.39	8.6 yrs.

For the three month period ended April 3, 2004, no options were issued. All predecessor company stock options were acquired as part of the Transaction. Had compensation cost for the Company’s predecessor company stock option program been determined under SFAS No. 123, the Company’s pro forma net income would have reported net income for the three month period ended April 3, 2004.

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

4.	Debt

On April 1, 2005, the Company entered into Amendment No. 1 to the Credit Agreement dated as of October 30, 2003 among Holdings and the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer.

The Amendment reflects a modification of the Term Loans currently outstanding under the Credit Agreement with a new class of Term Loans designed as “Term B Loans.” The aggregate principal amount of the Term B Loans is equal to the aggregate principal amount of the Term Loans previously outstanding under the Credit Agreement on the effective date of the Amendment. The Term B Loans have terms, rights and obligations materially identical to the Term Loans except that the rates for borrowing under the Term B Loans bear interest rate of 2.00 percent over LIBOR and 1.00 percent over base rates and mature in 2009. In addition, the Amendment amended related definitions and contained immaterial modifications to various other provisions of the Agreement.

On April 7, 2005, the Company made an “excess cash payment” of $7.0 million pursuant to the terms of the Credit Agreement, effectively, pre-paying a portion of the contractually required $2.5 million in payments due in the second, third, and fourth quarters of the year ending December 31, 2005.

5.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates five regions or operating segments that are economically similar, share a common class of customers, and distribute the same products. This segment of our business is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter,

Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 18 non-inventory stocking cross-docks located throughout the East Coast, Midwest, and parts of Canada; and (iii) our fleet of approximately 295 trucks that provide multi-day per week delivery and returns along over 285 routes which cover 42 states and parts of Canada. The Exeter, Kansas City, and Corona warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

The financial information for these two segments is as follows:

	Three Months Ending
(in thousands)	April 2, 2005	April 3, 2004
Net sales
Distribution	$118,154	$104,892
Retail	6,241	6,566
Elimination	(4,532)	(4,726)

Total	$119,863	$106,732
Interest income
Distribution	$69	$22
Retail	—	—

Total	$69	$22
Interest expense
Distribution	$(6,583)	$(6,262)
Retail	—	—

Total	$(6,583)	$(6,262)
Depreciation and Amortization
Distribution	$4,497	$4,885
Retail	77	78

Total	$4,574	$4,963
Income tax ( expense) benefit
Distribution	$(830)	$770
Retail	148	13

Total	$(682)	$783
Net income (loss)
Distribution	$1,286	$(1,184)
Retail	(223)	(20)

Total	$1,063	$(1,204)

Net sales in the United States slightly decreased as a percent of total sales due to stronger growth in the Canadian and other international markets in the three month periods ended April 2, 2005 and April 3, 2004, to approximately 92.1% and 92.7%, respectively. At April 2, 2005 and January 1, 2005, approximately 99.5% of long-lived assets are in the United States.

No customer accounted for more than 1.5% of sales for the three month periods ended April 2, 2005 and April 3, 2004.

6.	Related Party Transactions

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month periods ended April 2, 2005 and April 3, 2004 included $0.4 million of management fee expense. Included in accounts payable at April 2, 2005 and January 1, 2005 was $0.4 million and $1.8 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month periods ended April 2, 2005 and April 3, 2004 included less than $0.1 million of management fee expense. Included in accounts payable at April 2, 2005 and January 1, 2005 was an immaterial amount and $0.2 million, respectively.

Return of Capital

Holdings contributed $3.5 million in capital as part of the Transaction related to certain tax benefits arising out of the Transaction. During the year ended January 1, 2005, the Company returned the $3.5 million in capital contributions to Holdings. During the period ending April 3, 2004, the company returned $3.0 million of the capital contributions to Holdings.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations, or cash flows.

8.	Subsequent Event

On May 11, 2005, the Company signed a purchase agreement to acquire Blacksmith Distributing Inc., located at 1801 Cassopolis Street, Elkhart, Indiana. The Company’s current credit facilities will be used to fund the transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.

Terms used herein such as “we”, “us”, and “our” are references to Keystone Automotive Operations, Inc. and its affiliates (collectively “Keystone”), as the context requires.

Items Affecting Comparability

Comparability between 2005 and 2004 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended April 2, 2005 and April 3, 2004.

The Transaction

On October 30, 2003 in a series of transactions, Holdings acquired all of the Company’s outstanding capital stock for a purchase price of $441.3 million subject to adjustment based upon working capital as defined in the Purchase Agreement. The aggregate cash costs, together with funds necessary to refinance certain existing indebtedness of the

Company and associated fees and expenses were financed by equity contributions of $179 million, new senior credit facilities in the amount of $115 million, and the issuance and sale of $175 million of unsecured 9.75% senior subordinated notes due 2013.

Overview

For the three month period ended April 2, 2005, net sales grew 12.3% over the three month period ended April 3, 2004. The Distribution segment generated $113.6 million or 94.8% of the net sales in the three month period ended April 2, 2005 compared to $100.2 million or 93.8% of the net sales in the three month period ended April 3, 2004. The Retail Operations segment generated $6.2 million or 5.2% of the net sales in the three month period ended April 2, 2005 compared to $6.5 million or 6.2% of net sales in the three month period ended April 3, 2004. Sales in the Northeast continued to show single digit growth over the prior period as a result of new customers and higher sales to existing customers. The Midwest increased market penetration, enabling the Company to grow sales in this territory at a double digit growth rate compared to the three month period ending April 3, 2004. Canada also continued its five year trend of double digit growth. The West Coast continues to outperform management’s expectations for sales by more than doubling their sales as compared to the three month period ending April 3, 2004.

Gross margin increased by 3.2% for the period ending April 2, 2005 to 33.9% compared to 30.7% for the period ending April 3, 2004. The net impact of vendor supported promotional activities positively impacted sales and gross profit by $2.4 million and $1.5 million respectively. The period ending April 3, 2004 included $3.0 million or 2.8% of net sales, expense for the fair market value adjustment on inventory related to the Transaction.

Net income increased by $2.3 million for the period ending April 2, 2005 to $1.1 million compared to a loss of $1.2 million for the period ending April 3, 2004. The period ending April 3, 2004 was impacted by $3.0 million, or $1.8 million after taxes, for the fair market adjustment on inventory related to the Transaction.

Segment Information

We operate two business segments: Distribution and Retail as described below.

Distribution

The distribution segment of our business (“Distribution”) consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Distribution segment generated $113.6 million or 94.8% of the net sales in the first quarter of 2005 and grew 13.4% over the same period in the prior year. This segment distributes specialty automotive equipment for vehicles to specialty retailer/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 18 non-inventory stocking cross-docks spread throughout the East Coast, Midwest, and parts of Canada; and (iii) our fleet of over 295 trucks that provide multi-day per week delivery and returns along our over 285 routes which cover 42 states and parts of Canada. The Exeter, Kansas City, and California warehouse distribution centers hold all of our inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, customer service, and our ability to expand efficiently.

Retail Operations

This segment of our business operates 24 retail stores primarily in Eastern Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated $6.2 million or 5.2% of our net sales in the first quarter of 2005, a decrease of 4.9% over the prior year. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumers and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Related Party Transactions

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resources and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month periods ended April 2, 2005 and April 3, 2004 included $0.4 million of management fee expense. Included in accounts payable at April 2, 2005 and January 1, 2005 was $0.4 million and $1.8 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month periods ended April 2, 2005 and April 3, 2004 included less than $0.1 million of management fee expense. Included in accounts payable at April 2, 2005 and January 1, 2005 was an immaterial amount and $0.2 million, respectively.

Return of Capital

Holdings contributed $3.5 million in capital as part of the Transaction related to certain tax benefits arising out of the Transaction. During the year ended January 1, 2005 the Company returned the $3.5 million in capital contributions to Keystone Holdings. During the period ending April 3, 2004, the company returned $3.0 million of the contributions to Holdings.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Three Months Ended
	April 2, 2005	April 3, 2004
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	66.1	69.3
Gross profit	33.9	30.7
Selling, general and administrative expenses	27.0	26.9
Income from operations	6.9	3.8
Interest (loss) expense	5.4	5.8
Other (gain), net	—	(0.2)
Income before income tax expense	1.5	(1.8)
Income tax (expense) benefit	(0.6)	0.7
Net income (loss)	0.9	(1.1)

Three Months Ending April 2, 2005 Compared to the Three Months Ending April 3, 2004

Net Sales. Net sales represent the selling price of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. Net sales increased by $13.2 million, or 12.3%, from $106.7 million for the period ended April 3, 2004 to $119.9 million for the period ended April 2, 2005. The primary drivers increasing net sales continue to be the Distribution segment, including the addition of new runs and new customers in both existing and new regions. The growth rate in the Northeast was at a single digit rate while both the Midwest and Canada grew at a double digit rate over the prior period ending April 3, 2004. Additionally, the opening of a new West Coast warehouse in Corona, California in November of 2003 and a new cross-dock in Sacramento, California in November of 2004 doubled the sales for this region in the period ending April 2, 2005 as compared to the period ending April 3, 2004.

Gross Profit. Gross profit represents net sales less cost of goods sold which includes third-party delivery costs. Gross profit increased $7.9 million, or 24.2%, from $32.7 million for the period ended April 3, 2004 to $40.6 million for the period ended April 2, 2005. The net impact of vendor supported promotional activities positively impacted sales and gross profit by $2.4 million and $1.5 million, respectively. The $32.7 million includes a non-cash charge of $3.0 million or 2.8% of net sales, related to the recognition of a portion of the fair market value adjustment on inventory recorded as part of the Transaction. The increase in gross profit was due to the 12.3% increase in net sales. Gross margin for the three month period ended April 2, 2005 was 33.9% and for the three month period ended April 3, 2004 was 30.7%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $3.7 million, or 12.7%, from $28.7 million for the period ended April 3, 2004 to $32.4 million for the period ended April 2, 2005. Included in selling, general and administrative expenses for the periods ended April 2, 2005 are $1.3 million related to sales consulting services and professional fees related to the implementation of Sarbanes-Oxley Section 404 and April 3, 2004 are $1.3 million of expenses related to strategic consulting services. Delivery expense in 2005 increased by $1.5 million due to the impact of increase in fuel prices, delivery routes that began in the latter half of 2004, and a $0.3 million increase in operating expense for the West Coast cross-dock opened in November of 2004 and the Midwest cross-dock opened in March of 2005.

Interest Expense. Interest expense increased by $0.3 million, or 5.1%, from $6.3 million for the period ended April 3, 2004 to $6.6 million for the period ended April 2, 2005, due primarily to a change in variable interest rates and the amortization of deferred financing costs.

Income Tax Expense. Income tax expense increased by $1.5 million from a benefit of $0.8 million for the period ended April 3, 2004 with an effective tax rate of 39.4% to an expense of $0.47 million with an effective tax rate of 39.1% for the period ended April 2, 2005.

Net Income. Net income increased by $2.3 million from a loss of $1.2 million for the period ended April 3, 2004 to $2.1 million for the period ended April 2, 2005. The primary reason for the increase is the 12.3% increase in sales in the period ended April 2, 2005 compared to the period ended April 3, 2004.

Results by Reportable Segment. The Company operates in two reportable segments: Distribution and Retail. The Distribution segment of our business consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Retail segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement and specialty parts. See Note 45 to the Financial Statements for additional information. All of the Company’s $13.1 million increase in consolidated net sales for the period ended April 2, 2005 over the period ended April 3, 2004 is due to increases in the Distribution segment. The increase in the Distribution segment is due primarily to new customer growth, increased customer penetration, and geographic expansion.

The Retail segment sales decreased by $0.3 million, related to a decrease of customer traffic in the stores. The Retail segment is not expected to contribute significantly to the Company’s growth, because of our decision not to expand beyond the current 24 retail stores.

Net income for the distribution segment increased by $2.5 million for the period ended April 2, 2005 compared to the period ended April 3, 2004. The increase is due largely to the 12.6% increase in sales. The Retail segment net income decreased by $0.2 million for the period ended April 2, 2005 compared to the period ended April 3, 2004.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the period ended April 2, 2005 was $9.2 million compared with net cash provided by operating activities during the period ended April 3, 2004 of $16.1 million. The decrease in net cash provided by operating activities for the period ended April 2, 2005 was primarily due to an increase in trade accounts receivable of $9.7 million and inventory of $11.6 million which offset the $2.3 million increase in net income and a $3.1 million decreases in other assets / liabilities.

Investing Activities. Net cash used in investing activities was $2.1 million for the period ended April 2, 2005, an increase from the net cash used in investing activities of $1.1 million for the period ended April 3, 2004. The increase of $1.0 million relates to the implementation of the PeopleSoft financial package, as well as the opening of a new cross-dock location.

Financing Activities. Net cash used in financing activities during the period ended April 2, 2005 was $2.5 million, compared to a use of $3.1 million during the period ended April 3, 2004. The period ended April 2, 2005 included a term loan payment of $2.5 million and the period ended April 3, 2004 includes a repayment of capital contributions totaling $3.0 million to Holdings and $0.2 million for deferred financing cost.

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital, capital expenditures, and operating costs necessary to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our senior secured credit facilities. In the event that we consummate an acquisition during this period, the total cost of the acquisition may not be funded completely from our current sources of liquidity and may require additional borrowings. As of April 2, 2005, we had $64.2 million in cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. As of April 2, 2005, we had total indebtedness of $280.0 million and $47.3 million of borrowings available under our senior credit facilities and senior subordinated notes, subject to customary conditions. We have $2.7 million of letters of credit that reduce availability under the senior credit facilities.

The senior secured credit facilities consist of a five-year $50.0 million revolving credit facility and a six-year amortizing $115.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. For the six months ending April 2004, the applicable margin is 3.25% over LIBOR and 2.75% over the base rate for revolving credit loans and 2.75% over LIBOR and 1.75% over the base rate for term loans. Beginning in May of 2004, the applicable margin for revolving credit loans will vary based upon our leverage ratio as defined in the senior credit facilities. As of April 1, 2005, the 2.75% over LIBOR and the 1.75% over the base rate for the term loans have been amended to 2.0% over LIBOR and 1.0% over the base rate for term loans. The credit agreement was amended for a reduction in interest rates and a Form 8-K was filed on April, 8, 2005. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

The senior subordinated notes of $175 million mature in 2013 and are fully and unconditionally guaranteed by each of our existing domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing May 1, 2004. The notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our and the guarantor’s existing and future senior debt. If we cannot make payments required by the notes, the subsidiary guarantors are required to make the payments. The guarantor subsidiaries are 100% owned by the Company, and have no independent assets or operations.

Capital Expenditures. We expect to spend approximately $5.5 million on capital expenditures in 2005 as a result of normal capital expenditures, the implementation of the PeopleSoft financial package and the opening of the new cross-docks in Albuquerque and Portland. Through the three months ending April 2, 2005, $2.1 million was spent on capital expenditures. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $3.0 million at April 2, 2005. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months when sales are slower in anticipation of the peak summer driving season, during which time our working capital tends to be reduced.

Distributions to Holdings. Holdings has no assets other than our equity. We made distributions of previous Transaction-related capital contributions of $3.0 million to Holdings in the period ended April 3, 2004, as a result of Transaction-related state and federal tax refunds received. Our ability to make such distributions is limited by the senior subordinated notes and the senior secured credit.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of April 2, 2005.

	Payments Due by Period
Contractual Obligations(1)	2005	2006- 2007	2008- 2009	2010- 2011	2012 and thereafter	Total
			(in millions)
Term loan facility	$10.0	$25.0	$70.0	$—	$—	$105.0
Senior subordinated notes	—	—	—	—	175.0	175.0
Operating lease obligations	2.6	5.5	2.8	0.3	—	11.2
Interest on indebtedness (2)	25.4	43.5	40.0	34.1	31.3	174.3

Total contractual cash obligations	$38.0	$74.0	$112.8	$34.4	$206.3	$465.5

(1)	The Company is contingently liable for certain advisory fees. See FN 6 of the Interim Financial Statements.
(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 5.62%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.1 million assuming outstanding indebtedness of $105.0 million under our senior credit facilities.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board (“FASB”) issued FAS 151, Inventory Costs an amendment of ARB 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4 - Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statements.

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123-R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with the original provisions of FAS 123. FAS 123-R is effective for annual periods beginning after June 15, 2005, as we are considered a non-public company under FAS 123-R. We are currently evaluating the requirements of this standard.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial statements.

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

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility and Term Loan Facility, and issued Senior Subordinated Notes. As of April 2, 2005, the Company has $280.0 million in debt. The Revolving Credit Facility was undrawn and the interest rate on the $175 million of Senior Subordinated Notes is fixed at 9.75%. As of April 2, 2005, our exposure to changes in interest rates is related solely to our Term Loan of $105.0 million which provided for quarterly principal and interest payments and is LIBOR plus 2.00 percent and matures in 2009, and our undrawn revolver. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $1.1 million change to interest expense.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating (1) the design of procedures to ensure that material information relating to us is made known to our CEO and CFO by others and (2) the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is effective.

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, in the fourth quarter of 2004, we began the implementation of the PeopleSoft financial package for general ledger, accounts payable, and fixed assets modules that will become operational in the second quarter of 2005, with additional modules thereafter.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings. The Company is party to various lawsuits arising in the normal course of business, and has certain contingent liabilities arising from various other pending claims and legal proceedings. While the amount of liability that may result from these matters cannot be determined, we believe the ultimate liability will not materially affect our financial position, results of operations, or cashflows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

10.1	Amendment No. 1 dated as of March 14, 2005, and effective April 1, 2005, to Credit Agreement dated as of October 30, 2003 among Keystone Automotive Holdings, Inc., the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Company’s Form 8-K dated April 7, 2005 and incorporated herein by reference)

31.1	Certification by Robert S. Vor Broker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Bryant P. Bynum pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Robert S. Vor Broker pursuant to 18 U.S.C. ss. 1350

32.2	Certification by Bryant P. Bynum pursuant to 18 U.S.C. ss. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on May 16, 2005.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/S/ ROBERT S. VOR BROKER
Robert S. Vor Broker
Chief Executive Officer and President

/s/ BRYANT P. BYNUM
Bryant P. Bynum
Executive Vice President and
Chief Financial Officer