Form 10-Q
period 2005-07-02
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2005-08-16
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 2, 2005

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

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED JULY 2, 2005

		Page
Part 1. Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – as of July 2, 2005 and January 1, 2005	1
	Consolidated Statements of Operations and Comprehensive Income – Three months ended July 2, 2005 and July 3, 2004; six months ended July 2, 2005 and July 3, 2004	2
	Consolidated Statements of Cash Flows – Six months ended July 2, 2005 and July 3, 2004	3
	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

Part 2. Other Information

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

	Signatures	24

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 2, 2005	January 1, 2005
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$2,672	$12,390
Trade accounts receivable, net	46,559	33,580
Inventories	95,926	73,406
Deferred tax assets	4,183	2,314
Prepaid expenses and other current assets	3,294	3,644

Total current assets	152,634	125,334
Property, plant and equipment, net	52,241	49,914
Deferred financing costs, net	17,037	18,393
Goodwill	198,191	180,473
Capitalized software, net	1,947	1,980
Intangible assets	196,713	196,225
Other assets	272	281

Total assets	$619,035	$572,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,901	$10,000
Trade accounts payable	65,513	38,519
Accrued interest	3,449	3,365
Accrued compensation	5,018	7,842
Accrued expenses	8,647	3,857

Total current liabilities	87,528	63,583
Long-term debt	292,179	272,500
Long-term liabilities	364	364
Deferred tax liabilities	60,869	62,027

Total liabilities	440,940	398,474

Commitments and contingencies

Shareholders’ Equity
Common Stock par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	175,000	175,000
Accumulated income (deficit)	2,855	(1,338)
Accumulated other comprehensive income	240	464

Total shareholders’ equity	178,095	174,126

Total liabilities and shareholders’ equity	$619,035	$572,600

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ending		Six Months Ending
	April 3, 2005 to July 2, 2005	April 4, 2004 to July 3, 2004	January 2, 2005 to July 2, 2005	January 4, 2004 to July 3, 2004
	(000’s)	(000’s)	(000’s)	(000’s)
Net sales	$141,543	$123,440	$261,406	$230,174
Cost of sales	(96,421)	(81,317)	(175,643)	(155,317)

Gross profit	45,122	42,123	85,763	74,857
Selling, general and administrative expenses	(34,856)	(28,317)	(67,248)	(57,060)

Income from operations	10,266	13,806	18,515	17,797
Other income (expense):
Interest income	43	36	112	58
Interest expense	(6,436)	(6,110)	(13,019)	(12,372)
Other income, net	41	11	51	273

Income before income tax	3,914	7,743	5,659	5,756
Income tax expense	(784)	(3,126)	(1,466)	(2,343)

Net income	3,130	4,617	4,193	3,413
Other comprehensive income:
Foreign currency translation	(63)	20	(224)	(98)

Comprehensive income	$3,067	$4,637	$3,969	$3,315

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	January 2, 2005 to July 2, 2005	January 4, 2004 to July 3, 2004
	(000’s)	(000’s)
Cash flows from operating activities:
Net income	$4,193	$3,413
Adjustments to reconcile net income to net cash provided by operating activities; net of acquisition:
Depreciation and amortization	9,318	9,769
Deferred financing charges	1,380	1,345
Deferred income taxes	(3,027)	(2,154)
Non-cash charges related to inventory fair value adjustment	219	3,516
Other non-cash charges	274	172
Net change in operating assets and liabilities:
(Increase) in trade accounts receivable	(9,659)	(7,038)
(Increase) in inventory	(17,390)	(18,098)
Increase in accounts payable and accrued liabilities	25,291	29,024
Decrease in other assets/liabilities	331	77

Net cash provided by operating activities	10,930	20,026

Cash flows used in investing activities:
Acquisitions of businesses	(30,142)	—
Purchase of property, plant and equipment	(4,388)	(2,197)
Capitalized software costs	(660)	(369)
Transaction & working capital settlement charges	—	(1,693)
Proceeds from sale of property, plant and equipment	15	1

Net cash used in investing activities	(35,175)	(4,258)

Cash flows from financing activities:
Borrowings under revolving line-of-credit	32,200	—
Repayments under revolving line-of-credit	(5,600)	—
Principal repayments on long-term debt	(12,020)	(3,500)
Payments for deferred financing costs	(24)	(743)
Repayment of capital contribution	—	(2,957)

Net cash provided by (used in) financing activities	14,556	(7,200)

Net effects of exchange rates on cash	(29)	(18)

Increase / (decrease) in cash and cash equivalents	(9,718)	8,550
Cash and cash equivalents, beginning of period	12,390	7,552

Cash and cash equivalents, end of period	$2,672	$16,102

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive parts and accessories, operating in the eastern, central, and western regions of the United States and parts of Canada. The Company sells and distributes over 650 lines of specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 18,000 customers. The Company’s wholesale operations include an electronic service strategy allowing its customers access to its proprietary online catalog, as well as the ability to view product availability and place orders. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters are located in Exeter, Pennsylvania.

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

The carrying value of inventory was increased by approximately $13.3 million as of October 30, 2003. The effect of this increase was to increase the cost of sales and thereby reduce gross profit and gross margin in future periods when this inventory is sold. The Company sold that inventory during the eight months after closing of the Transaction. During the three and six months ending July 3, 2004, cost of sales was increased by approximately $0.5. million and $3.5 million, respectively, due to the recognition of the fair market value adjustment of the inventory, all of which was sold during the first three months of 2004.

On April 29, 2004, Bain Capital, its affiliates and co-investors and a representative of Keystone’s former equity holders and management reached a settlement related to the working capital adjustment outlined in the Transaction Purchase Agreement. The settlement resulted in Bain Capital, its affiliates, and co-investors paying an additional $1.3 million to the former equity holders and management of Keystone.

In May, 2005, the Company acquired all of the shares of capital stock of Blacksmith Distributing Inc. (“Blacksmith”), a regional distributor of truck and automotive aftermarket accessories (the “Acquisition”). The primary benefit received from the Acquisition was access to new customers and the ability to consolidate most of Blacksmith’s overhead into the Company’s infrastructure. The results of operations for the acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarized the estimated fair values of the assets acquired and liabilities assumed as the date of the Acquisition. Other Intangible Assets mainly represents the fair value of customer and vendor agreements that will be amortized over 17 years. The Company is in the process of finalizing the allocation of the purchase price as of July 2, 2005; thus the allocation of the purchase price is subject to refinement.

Cash	$175
Accounts receivable	3,418
Finished goods inventory	5,349
Other assets	182
Fixed assets	1,052
Other Intangible Assets	6,001
Goodwill	17,718
Accounts payable and others	(3,753)

Purchase Price	$30,142

2.	Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 05-6,

Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material impact on its financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS 154, Accounting Changes and Error Corrections, which replaces Accounting Principals Board (“APB”) Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. This standard applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on our financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on its financial statements.

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123-R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with the original provisions of FAS 123. FAS 123-R is effective for annual periods beginning after June 15, 2005. The Company is currently evaluating the requirements of this standard.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on our financial statements.

In November 2004, the FASB issued FAS 151, Inventory Costs an amendment of ARB 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4 - Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, FAS 151 requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the requirements of this standard and does not expect the provisions of this standard to have a material effect on its financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly- owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts reported in the prior year financial statements and notes thereto have been reclassified to conform to the July 2, 2005 classifications. Primarily sales of promotional materials to customers which were previously classified as reductions of selling, general and administrative expenses have been reclassified to net sales.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended July 2, 2005 and July 3, 2004 and 26 weeks in the six month periods ended July 2, 2005 and July 3, 2004.

Inventory Valuation

Inventories, consisting primarily of newly purchased packaged auto parts and accessories, are valued at the lower of cost or market, and are stated on the average cost method. The Company’s reported inventory cost consists of the cost of product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection, and other material handling costs.

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

In May 2004, the Board of Directors approved the 2003 Executive Stock Option Plan (the “Plan”) which is designed to provide incentives to present and future officers, directors, and employees of the Company (“Participants”). The Board has the right and power to grant Participants, at any time prior to the termination of this Plan, options in such quantity, at such price, on such terms and subject to such conditions that are consistent with the Plan and established by the Board. There are two types of options that are issued to each Participant, “Class A Common Options” and “Class L Common Options” for the purchase of Holdings’ Class A common stock and Class L common stock, respectively. The Options will vest ratably at a rate of 20% per year over five years. Participants must exercise nine Class A Common Options for each Class L Common Option exercised and must exercise Class A Common Options and Class L Common Options in tandem in the ratio of one Class L Common Option for each nine Class A Common Options. The options are not transferable by any Participant. If any options expire unexercised or unpaid or are canceled, terminated or forfeited in any manner without the issuance of Holdings common stock or payment there under, the shares with respect to such options that were granted shall again be available under the Plan.

On May 20, 2004, options to acquire approximately 11.2 million shares of Class L common stock and 1.2 million shares of Class A common stock of Holdings were issued to certain of the Company’s employees. The weighted average price of Class L Common Options is $32.04 and the weighted average price of Class A Common Options is $0.39. As of January 1, 2005 and July 2, 2005 no options were exercised. For the three and six month periods ended July 2, 2005, the Company’s pro forma net income would have been as follows:

	Three Months Ending	Three Months Ending	Six Months Ending	Six Months Ending
	April 3, 2005 to July 2, 2005	April 4, 2005 to July 3, 2004	January 2, 2005 to July 2, 2005	January 3, 2004 to July 3, 2004
(in thousands)
Net income, as reported	$3,130	$4,617	$4,193	$3,413
Pro Forma SFAS No. 123 expense, net of related tax	(41)	(24)	(76)	(48)

Pro Forma net income	$3,089	$4,593	$4,117	$3,365

The Black-Scholes option pricing model was used to estimate the fair value for each grant made under the Plan. The Company calculated this fair value under the minimal value method using a risk-free rate of 3.74%, and an expected life of 5 years and a dividend yield of zero.

A summary of Options outstanding as of July 2, 2005 is as follows:

	Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Class L Common Option	$32.04	1,226,102	245,220	$32.04	8.3 yrs.
Class A Common Option	0.39	11,034,914	2,206,983	0.39	8.3 yrs.

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

On April 1, 2005, the Company entered into Amendment No. 1 to the Credit Agreement dated as of October 30, 2003 among Holdings, the Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (the “Amendment”).

The Amendment modified the term loans then outstanding under the Credit Agreement (the ‘Term Loans”) with a new class of term loans designated as “Term B Loans.” The aggregate principal amount of the Term B Loans was equal to the aggregate principal amount of the Term Loans previously outstanding under the Credit Agreement on the effective date of the Amendment. The Term B Loans have terms, rights and obligations materially identical to the Term Loans except that the rates for borrowing under the Term B Loans bear interest at a rate of 2.00 percent over LIBOR and 1.00 percent over base rates and mature in 2009. In addition, the Amendment amended related definitions and contained immaterial modifications to various other provisions of the Credit Agreement.

On April 7, 2005, the Company made an “excess cash payment” of $7.0 million pursuant to the terms of the Credit Agreement, effectively pre-paying a portion of the contractually required $2.5 million in payments due in the second, third, and fourth quarters of the year ending December 31, 2005.

5.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail Operations, as described below:

Distribution

The Distribution segment aggregates five regions or operating segments that are economically similar, share a common class of customers, and distribute the same products. This segment of our business is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 20 non-inventory stocking cross-docks located throughout the East Coast, Midwest, and parts of Canada; and (iii) our fleet of approximately 335 trucks that provide multi-day per week delivery and returns along over 285 routes which cover 45 states and parts of Canada. The Exeter, Kansas City, and Corona warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

The financial information for these two segments is as follows:

	Three Months Ending		Six Months Ending
(in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales
Distribution	$139,422	$121,167	$257,576	$226,059
Retail	7,580	7,822	13,821	14,388
Elimination	(5,459)	(5,547)	(9,991)	(10,273)

Total	$141,543	$123,440	$261,406	$230,174

Interest income
Distribution	$43	$36	$112	$58
Retail	—	—	—	—

Total	$43	$36	$112	$58

Interest expense
Distribution	$(6,436)	$(6,110)	$(13,019)	$(12,372)
Retail	—	—	—	—

Total	$(6,436)	$(6,110)	$(13,019)	$(12,372)

Depreciation and Amortization
Distribution	$4,671	$4,711	$9,168	$9,612
Retail	73	79	150	157

Total	$4,744	$4,790	$9,318	$9,769

Income tax (expense) benefit
Distribution	$(761)	$(3,265)	$(1,535)	$(2,495)
Retail	(23)	139	69	152

Total	$(784)	$(3,126)	$(1,466)	$(2,343)

Net income (loss)
Distribution	$3,046	$4,826	$4,387	$3,642
Retail	84	(209)	(194)	(229)

Total	$3,130	$4,617	$4,193	$3,413

Net sales in the United States decreased slightly as a percent of total sales due to stronger growth in the Canadian and other international markets in the three and six month periods ended July 2, 2005 to approximately 87.4% and 88.7%, from 88.8% and 89.8% for the three and six month periods ended July 3, 2004, respectively. At July 2, 2005 and January 1, 2005, approximately 99.3% and 99.4%, respectively, of long-lived assets are in the United States.

No customer accounted for more than 1.5% of sales for the three and six month periods ended July 2, 2005 and July 3, 2004.

6.	Related Party Transactions

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month periods ended July 2, 2005 and July 3, 2004 included $0.4 million of management fee expense. Included in accounts payable at July 2, 2005 and January 1, 2005 was $0.4 million and $1.8 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three and six month periods ended July 2, 2005 and July 3, 2004 included less than $0.1 million of management fee expense. Included in accounts payable at July 2, 2005 and January 1, 2005 was an immaterial amount and $0.2 million, respectively.

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

During July 2005 Keystone contributed to the settlement of an intellectual property infringement lawsuit initiated by a third party against a Keystone customer whose agreement with Keystone included indemnification by Keystone for intellectual property infringements. In conjunction with the settlement and without acknowledging any infringement, Keystone obtained a license from the third party to utilize the intellectual property which was the object of the dispute. The cost of this license and Keystone’s share of the cost of the litigation, including legal fees and settlement costs as expensed and accrued was $1.4 million during 2005; of that amount, $1.1 million was expensed and accrued in the second quarter of 2005.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Keystone Automotive Operations, Inc. (“we”, “us” or the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The “forward looking statements” contained in this report are made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company.

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

Items Affecting Comparability

Comparability between 2005 and 2004 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods and 26 weeks in the six month periods ended July 2, 2005 and July 3, 2004.

On May 18, 2005 Keystone acquired all of the shares of capital stock of Blacksmith, a distributor of auto parts and accessories located in Elkhart, Indiana(the “Acquisition”). The results of operations for this acquisition have been included in the consolidated financial statements since the date of acquisition.

Overview

For the three month and six month periods ended July 2, 2005, Net sales increased 14.7% and 13.6%, respectively, over the three month and six month periods ended July 3, 2004. The Distribution segment generated $134.0 million or 94.6% and $247.6 million or 94.7% of the net sales in the three month and six month periods ended July 2, 2005, respectively, compared to $115.6 million or 93.6% and $215.8 million or 93.8% of the net sales in the three and six month periods ended July 3, 2004, respectively. The Retail Operations segment generated $7.6 million or 5.4% and $13.8 million or 5.3% of the net sales in the three and six month periods ended July 2, 2005, respectively, compared to $7.9 million or 6.4% and $14.4 million or 6.2% of net sales in the three and six month periods ended July 3, 2004. Sales in the Northeast continued to show single digit growth over the prior periods as a result of new customers and higher sales to existing customers. The Company increased its market penetration in the Midwest, enabling the Company to grow sales in this territory at a double digit growth rate compared to the three and six month periods ending July 3, 2004. Canada continued its five year trend of double digit growth. The West Coast division continued to outperform management’s expectations for sales by nearly doubling sales as compared to the three month period ending July 3, 2004 and doubled sales compared to the six month period ending July 3, 2004. The net impact of vendor supported promotional activities positively impacted sales by $1.1 million and $3.5 million for the three and six month periods ending July 2, 2005, respectively, compared to $1.0 million and $2.0 million for the three and six month periods ending July 3, 2004, respectively.

Gross margin dollars increased by 7.1% and 14.6% for the three and six month periods ending July 2, 2005, respectively, with gross margin percentage at 31.9% and 32.8% compared to 34.1% and 32.5% for the three and six month periods ending July 3, 2004, respectively. The reduction in gross margin percentage was the result of an effort to increase sales growth by reducing margin on certain product lines. In review of the results, management does not believe that sales were materially impacted by this strategy. By the end of the second quarter management reversed its course to recapture margin percentage. The increase in gross margin dollars is due to the increase in sales. The net impact of vendor supported promotional activities positively impacted gross profit by $2.5 million and $6.5 million for the three and six month periods ending July 2, 2005, respectively, compared to $2.7 million and $4.5 million for the three and six month periods ending July 3, 2004, respectively. The three and six month periods ending July 2, 2005 included $0.2 million or 0.2% and 0.1% of net sales expense, respectively, for the fair market value adjustment on inventory related to the purchase of Blacksmith. The three and six month periods ending July 3, 2004 included $0.5 million and $3.5 million or 0.4% and 1.5% of net sales expense for the fair market value adjustment on inventory related to the Transaction.

Net income decreased by $1.5 million and increased by $0.8 million for the three and six month periods ending July 2, 2005 to $3.1 million and $4.2 million, respectively, compared to an income of $4.6 million and $3.4 million for the three and six month periods ending July 3, 2004, respectively. The three month period ending July 2, 2004 was impacted by lower gross margin percentage and an increase in selling, general and administrative expenses. The six month periods ending July 3, 2004 was impacted by $3.5 million, or $2.1 million after taxes, for the fair market adjustment on inventory related to the Transaction.

Segment Information

We operate two business segments: Distribution and Retail Operations as described below.

Distribution

The distribution segment of our business (“Distribution”) consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Distribution segment for the three and six month periods ending July 2, 2005 generated $134.0 million and $247.6 million of net sales or 94.6% and 94.7% of the total net sales, respectively, for the periods. Sales for the three and six month periods grew 15.9% and 14.7%, respectively, over the same period in the prior year.

This segment distributes specialty automotive equipment for vehicles to specialty retailer/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 20 non-inventory stocking cross-docks spread throughout the East Coast, Midwest, and parts of Canada; and (iii) our fleet of over 335 trucks that provide multi-day per week delivery and returns along our over 285 routes which cover 45 states and parts of Canada. The Exeter, Kansas City, and California warehouse distribution centers hold all of our inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, customer service, and our ability to expand efficiently.

Retail Operations

This segment of our business operates 24 retail stores primarily in Eastern Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated for the three and six month periods ending July 2, 2005, $7.6 million and $13.8 million of net sales or 5.4% and 5.3%, respectively, of the total net sales for such periods. Sales for the three and six month periods decreased 3.1% and 3.9%, respectively, over the same periods in the prior year. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumers and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Related Party Transactions

In connection with the purchase of the Company by Keystone Automotive Holdings, Inc., (the “Transaction”) the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resources and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three and six month periods ending July 2, 2005 and July 3, 2004 included $0.4 million and $0.8 million of management fee expense, respectively. Included in accounts payable at July 2, 2005 and January 1, 2005 was $0.4 million and $1.8 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three and six month periods ended July 2, 2005 and July 3, 2004 included less than $0.1 million of management fee expense, respectively. Included in accounts payable at July 2, 2005 and January 1, 2005 was an immaterial amount and $0.2 million, respectively.

Return of Capital

Holdings contributed $3.5 million in capital as part of the Transaction related to certain tax benefits arising out of the Transaction. During the year ended January 1, 2005 the Company returned the $3.5 million in capital contributions to Keystone Holdings.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Statement of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.1	65.9	67.2	67.5
Gross profit	31.9	34.1	32.8	32.5
Selling, general and administrative expenses	24.6	22.9	25.7	24.8
Income from operations	7.3	11.2	7.1	7.7
Interest expense	4.5	4.9	5.0	5.3
Other gain, net	—	—	—	(0.1)
Income before income tax expense	2.8	6.3	2.1	2.5
Income tax expense	0.6	2.5	0.6	1.0
Net income	2.2	3.8	1.5	1.5

Three Months Ending July 2, 2005 Compared to the Three Months Ending July 3, 2004

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. Net sales increased by $18.1 million, or 14.7%, from $123.4 million for the three month period ended July 3, 2004 to $141.5 million for the three month period ended July 2, 2005. The primary drivers increasing net sales in existing locations continues to be the Distribution segment, including the addition of new runs and new customers in both existing and new regions. The growth rate in the Northeast was at a single digit rate while both the Midwest and Canada continued to grow at a double digit rate over the prior period ending July 3, 2004. Additionally, the opening of a new West Coast warehouse in Corona, California in November of 2003 and new cross-docks in Sacramento, California and Portland, Oregon in November of 2004 and May of 2005, respectively, nearly doubled the sales for this region in the three month period ending July 2, 2005 as compared to the three month period ending July 3, 2004. The net impact of vendor supported promotional activities positively impacted sales by $1.1 million and $1.0 million for the three month periods ending July 2, 2005 and July 3, 2004, respectively.

Gross Profit. Gross profit represents net sales less cost of goods sold which includes third-party delivery costs. Gross profit increased $3.0 million, or 7.1%, from $42.1 million for the three month period ended July 3, 2004 to $45.1 million for the three month period ended July 2, 2005. The net impact of vendor supported promotional activities positively impacted sales and gross profit by $1.1 million and $2.5 million for the three month period ended July 2, 2005 compared to $1.0 million and $2.7 million for the three month period ended July 3, 2004, respectively. Gross profit for the three month period ending July 2, 2005 and July 3, 2004 includes a non-cash charge of $0.2 million or 0.2% of net sales and $0.5 million or 0.4% of net sales, related to the recognition of a portion of the fair market value adjustment on inventory recorded as part of the Acquisition and the Transaction. The increase in gross profit was due to the 14.7% increase in net sales. Gross margin for the three month period ended July 2, 2005 was 31.9% and for the three month period ended July 3, 2004 was 34.1%. The reduction in gross margin percentage was an effort to increase sales growth by reducing margin on certain product lines.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $6.5 million, or 23.1%, from $28.3 million for the three month period ended July 3, 2004 to $34.7 million for the three month period ended July 2, 2005. Included in selling, general and administrative expenses for the three month period ended July 2, 2005 are $1.0 million of expense related to sales consulting services and professional fees related to the implementation of Sarbanes-Oxley Section 404 and a charge of $1.1 million related to a lawsuit settlement for professional fees and settlement charges. Delivery expense in 2005 increased by $2.0 million due to the impact of increase in fuel prices, new delivery routes that began in the latter half of 2004, and an increase in operating expenses for the West Coast cross-docks which opened in November of 2004 and in May of 2005, respectively, and the Midwest cross-dock which opened in March of 2005. Selling and warehouse expenses in 2005 increased by $0.7 million and $0.3 million, respectively, due to head count increases. Selling, general and administrative expenses for the three month period ending July 2, 2005 increased by $1.2 million related to Blacksmith’s operating expenses, of which $0.2 million relates to integration and retention bonus costs.

Interest Expense. Interest expense increased by $0.3 million, or 5.3%, from $6.1 million for the three month period ended July 3, 2004 to $6.4 million for the three month period ended July 2, 2005, due primarily to an increase in debt related to the Acquisition and a change in variable interest rates.

Income Tax Expense. Income tax expense decreased by $2.3 million, or 74.9%, from $3.1 million for the three month period ended July 3, 2004 with an effective tax rate of 40.4% to an expense of $0.8 million with an effective tax rate of 20.0% for the three month period ended July 2, 2005. The Company’s provision for income taxes for the three months ended July 2, 2005 was benefited by a net $0.8 million due to the resolution of certain state tax audits, Federal tax audits for the 2002 and October 20, 2003 tax years, a Canadian transfer pricing inquiry and certain other refinements to estimates of state deferred tax assets and liabilities. The Company expects the on-going effective tax rate to remain approximately 40.0%.

Net Income. Net income decreased by $1.5 million, or 30.4%, to $3.1 million for the period ended July 2, 2005, as compared to $4.6 million for the three month period ended July 3, 2004. The decrease is primarily attributed to the $6.5 million increase in selling, general and administrative expense offset by the 14.7% increase in sales during the three month period ended July 2, 2005 as compared to the three month period ended July 3, 2004.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $18.5 million, or 16.3% for the three month period ended July 2, 2005 over the three month period ended July 3, 2004. The increase in the Distribution segment is due primarily to the Acquisition, new customer growth, increased customer penetration, and geographic expansion.

The Retail Operations segment sales decreased by $0.3 million, due to a decrease of customer traffic in the stores. The Retail Operations segment is not expected to contribute significantly to the Company’s growth, as a result of our decision not to expand beyond the current 24 retail stores.

Net income for the distribution segment decreased by $1.7 million, or 34.4% for the three month period ended July 2, 2005 compared to the three month period ended July 3, 2004. The decrease is due largely to the increase in selling, general and administrative expense and other expenses. The Retail Operations segment net income increased by $0.3 million, or 140.2% for the three month period ended July 2, 2005 compared to the three month period ended July 3, 2004.

Six Months Ending July 2, 2005 Compared to the Six Months Ending July 3, 2004

Net Sales. Net sales represent sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. Net sales increased by $31.2 million, or 13.6%, to $261.4 million for the six month period ended July 2, 2005 as compared to $230.2 million for the six month period ended July 3, 2004. The primary drivers increasing net sales in existing locations continue to be the Distribution segment, including the addition of new runs and new customers in both existing and new regions. The growth rate in the Northeast was at a single digit rate while both the Midwest and Canada continued to grow at a double digit rate over the prior period ending July 3, 2004. Additionally, the opening of a new West Coast warehouse in Corona, California in November of 2003 and new cross-docks in Sacramento, California and Portland, Oregon in November of 2004 and May of 2005, respectively, doubled the sales for this region in the six month period ending July 2, 2005 as compared to the six month period ending July 3, 2004. The net impact of vendor supported promotional activities positively impacted sales by $3.5 million and $2.0 million for the six month periods ending July 2, 2005 and July 3, 2004, respectively.

Gross Profit. Gross profit represents net sales less cost of goods sold which includes third-party delivery costs. Gross profit increased $10.9 million, or 14.6%, to $85.8 million for the six month period ended July 2, 2005 as compared to $74.9 million for the six month period ended July 3, 2004. The net impact of vendor supported promotional activities positively impacted sales and gross profit by $3.5 million and $6.5 million, respectively, for the six month period ended July 2, 2005 compared to $2.0 million and $4.5 million for the six month period ended July 3, 2004, respectively. Gross profit for the six month period ended July 2, 2005 and July 3, 2004 includes a non-cash charge of $0.2 million or 0.1% of net sales and a $3.5 million or 1.5% of net sales, related to the recognition of a portion of the fair market value adjustment on inventory recorded as part of the Acquisition and the Transaction. The increase in gross profit was due to the 13.6% increase in net sales and increased vendor support partially offset by product selling margin. Gross margin for the six month period ended July 2, 2005 was 32.8% and for the six month period ended July 3, 2004 was 32.5%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $10.2 million, or 17.9%, from $57.1 million for the six month period ended July 3, 2004 to $67.2 million for the six month period ended July 2, 2005. Included in selling, general and administrative expenses for the six month period ended July 2, 2005 are $1.5 million related to sales consulting services and professional fees related to the implementation of Sarbanes-Oxley Section 404 and a charge of $1.4 million related to a lawsuit settlement for professional fees and settlement charges. Delivery expense in 2005 increased by $3.5 million due to the impact of increases in fuel prices, new delivery routes that began in the latter half of 2004, and an increase in operating expenses for the West Coast cross-docks which opened in November of 2004 and May of 2005 and the Midwest cross-dock which opened in March of 2005. Selling and warehouse expenses increased in 2005 by $1.3 million and $0.9 million, respectively, for head count increases and rent increases. Selling, general and administrative expenses for the six month period ending July 2, 2005 increased by $1.2 million related to Blacksmith’s operating expenses, of which $0.2 million relates to integration and retention bonus costs.

Interest Expense. Interest expense increased by $0.6 million, or 5.2%, to $13.0 million for the six month period ended July 2, 2005 as compared to $12.4 million for the six month period ended July 3, 2004 to $13.0 million for the six month period ended July 2, 2005, due primarily to an increase in debt related to the Acquisition and a change in variable interest rates partially offset by a 75 basis point reduction in the interest rate charged on the Company’s term loan facility.

Income Tax Expense. Income tax expense decreased by $0.8 million or 53.3% from an expense of $2.3 million for the three month period ended July 3, 2004 with an effective tax rate of 40.7% to an expense of $1.5 million of expense with an effective tax rate of 25.9% for the three month period ended July 2, 2005. The Company’s provision for income taxes for the six months ended July 2, 2005 was benefited by a net $0.8 million due to the resolution of certain state tax audits, Federal tax audits for the 2002 and October 20, 2003 tax years, a Canadian transfer pricing inquiry and certain other refinements to estimates of state deferred tax assets and liabilities. The Company expects the on-going effective tax rate to remain approximately 40.0%.

Net Income. Net income increased by $0.8 million, or 26.3% to $4.2 million for the period ended July 2, 2005 from an income of $3.4 million for the six month period ended July 3, 2004. The increase is primarily attributed to the 13.6% increase in sales during the six month period ended July 2, 2005 compared to the six month period ended July 3, 2004.

Results by Reportable Segment. The Distribution segment increased $31.7 million increase in consolidated net sales for the six month period ended July 2, 2005 over the six month period ended July 3, 2004. The increase in the Distribution segment is due primarily to the acquisition of Blacksmith, new customer growth, increased customer penetration, and geographic expansion.

The Retail segment sales decreased by $0.6 million, related to a decrease of customer traffic in the stores. The Retail segment is not expected to contribute significantly to the Company’s growth, because of our decision not to expand beyond the current 24 retail stores.

Net income for the distribution segment increased by $0.8 million for the six month period ended July 2, 2005 compared to the six month period ended July 3, 2004. The increase is due largely to the increase in sales for the six month period ended July 2, 2005.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the period ended July 2, 2005 was $10.9 million compared with net cash provided by operating activities of $20.0 million for the period ended July 3, 2004. The decrease in net cash provided by operating activities for the period ended July 2, 2005 was primarily due to $9.7 million increase in trade accounts receivable related to the $17.4 million increase in sales and inventory which was related to an increase in inventory to support growth and reduce outages of product lines, which offset the $0.8 million increase in net income.

Investing Activities. Net cash used in investing activities was $35.2 million for the period ended July 2, 2005, an increase from the net cash used in investing activities of $4.3 million over the period ended July 3, 2004. An increase of $30.9 million relates to the purchase of Blacksmith, the implementation of the PeopleSoft General Ledger, Accounts Payable, and Fixed Asset package, and the opening of new cross-dock locations.

Financing Activities. Net cash provided by financing activities during the period ended July 2, 2005 was $14.6 million, compared to net cash provided by financing activities of $7.2 million during the period ended July 3, 2004. The period ended July 2, 2005 included a term loan payment of $12.0 million and a net borrowing of $26.6 million and the period ended July 3, 2004 included a repayment of capital contributions totaling $3.0 million to Holdings, deferred financing costs of $0.7 million and a term loan repayment of $3.5 million.

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital, capital expenditures, and operating costs necessary to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our senior secured credit facilities. In the event that we consummate an acquisition during this period, the total cost of the acquisition may not be funded completely from our current sources of liquidity and may require additional borrowings. As of July 2, 2005, we had $22.6 million in cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. As of July 2, 2005, we had total indebtedness of $297.1 million and $19.9 million of borrowings available under our senior credit facilities and senior subordinated notes, subject to customary conditions. We have $3.5 million of letters of credit that reduce availability under the senior credit facilities.

The senior secured credit facilities consist of a five-year $50.0 million revolving credit facility and a six-year amortizing $115.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. Prior to April 1, 2005, the applicable margin was 3.25% over LIBOR and 2.75% over the base rate for revolving credit loans and 2.75% over LIBOR and 1.75% over the base rate for term loans. As of April 1, 2005, the 2.75% over LIBOR and the 1.75% over the base rate for the term loans have been amended to 2.0% over LIBOR and 1.0% over the base rate for term loans. The credit agreement was amended to reflect then reductions in interest rates and a Form 8-K was filed on April 8, 2005. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

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

Capital Expenditures. We expect to spend approximately $6.5 million on capital expenditures in 2005 as a result of normal capital expenditures, the implementation of the PeopleSoft financial package and the opening of the new cross-docks in Albuquerque and Portland. Through the six months ending July 2, 2005, $5.0 million was spent on capital expenditures. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $65.1 million at July 2, 2005. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months when sales are slower in anticipation of the peak summer driving season, during which time our working capital tends to be reduced.

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

Acquisitions. As a part of our business strategy, we will continue to evaluate acquisition opportunities in regions that are not well served by our existing distribution facilities or where we believe significant business synergies exist. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisition, it could be material to our business and require us to incur additional debt under our senior secured credit facilities or otherwise. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of July 2, 2005.

	Payments Due by Period
Contractual Obligations (1)	2005	2006 - 2008	2009 - 2011	2012 and thereafter	Total
Term loan facility	$2.4	39.2	53.9	—	$95.5
Senior subordinated notes	—	—	—	175.0	175.0
Operating lease obligations	1.9	7.9	1.8	—	11.6
Interest on indebtedness (2)	14.3	63.4	53.3	31.3	162.3

Total contractual cash obligations	$18.6	$110.5	$109.0	$206.3	$444.4

(1)	The Company is contingently liable for certain advisory fees. See FN 6 of the Interim Financial Statements.
(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 5.37%. Each increase or decrease in LIBOR of 0.105% would result in an increase or decrease in annual interest on the senior credit facilities of $0.1 million assuming outstanding indebtedness of $95.5 million under our senior credit facilities.

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material impact on our financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS 154, Accounting Changes and Error Corrections, which replaces Accounting Principals Board (“APB”) Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. This standard applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on our financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on our financial statements.

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123-R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with the original provisions of FAS 123. FAS 123-R is effective for annual periods beginning after June 15, 2005. The Company is currently evaluating the requirements of this standard.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the requirements of this standard and does not expect provisions to have a material effect on our financial statements.

In November 2004, the FASB issued FAS 151, Inventory Costs an amendment of ARB 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4 - Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, FAS 151 requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the requirements of this standard and does not expect the provisions of this standard to have a material effect on our financial statements.

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

There have been no material changes in Quantitative and Qualitative disclosures in 2005 from the disclosures included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. Reference is made to Item 7A included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 and the caption “Liquidity and Capital Resources” under Item 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility and Term Loan Facility, and issued Senior Subordinated Notes. As of July 2, 2005, the Company has $297.1 million in debt. The Revolving Credit Facility was partially drawn and the interest rate on the $175 million of Senior Subordinated Notes is fixed at 9.75%. As of July 2, 2005, our exposure to changes in interest rates is related solely to our Term Loan of $9.5 million which provided for quarterly principal and interest payments and is LIBOR plus 2.00 percent and matures in 2009, and our undrawn revolver. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $1.0 million change to interest expense.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. In the fourth quarter of 2004, we began the implementation of the PeopleSoft financial package for general ledger, accounts payable, and fixed assets modules that became operational in the second quarter of 2005. Additional modules will follow thereafter.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings. The Company is party to various lawsuits arising in the normal course of business, and has certain contingent liabilities arising from various other pending claims and legal proceedings. While the amount of liability that may result from these matters cannot be determined, we believe the ultimate liability will not materially affect our financial position, results of operations, or cash flows.

During July 2005 Keystone contributed to the settlement of an intellectual property infringement lawsuit initiated by a third party against a Keystone customer whose agreement with Keystone included indemnification by Keystone for intellectual property infringements. In conjunction with the settlement and without acknowledging any infringement, Keystone obtained a license from the third party to utilize the intellectual property which was the object of the dispute. The cost of this license and Keystone’s share of the cost of the litigation, including legal fees and settlement costs as expensed and accrued was $1.4 million during 2005; of that amount, $1.1 million was expensed and accrued in the second quarter of 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on August 16, 2005.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ ROBERT S. VOR BROKER
Robert S. Vor Broker
Chief Executive Officer and President

/s/ BRYANT P. BYNUM
Bryant P. Bynum
Executive Vice President and
Chief Financial Officer