Form 10-K
period 2005-12-31
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2006-03-30
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer                 ☐ Accelerated filer                 ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes     ☒  No

None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 17, 2006, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

Documents Incorporated by Reference

None

-i-

CAUTIONARY STATEMENTS

We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this Annual Report generally. In addition, when used in this Annual Report, words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Certain Factors That May Affect Our Business,” as well as:

•	general economic and business conditions in the United States and other countries;

•	the financial condition of our customers and vendors, many of which are small businesses with limited financial resources;

•	the possibility of future terrorist activities;

•	our ability to execute key strategies including our expansion into the West Coast and the integration of acquisitions;

•	actions by our competitors;

•	downgrades in our credit ratings; and

•	other matters discussed in this Annual Report generally.

Consequently, readers of this Annual Report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statement in this Annual Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Annual Report are expressly qualified by these cautionary statements. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we disclaim any obligation to update these forward-looking statements.

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

We are the leading distributor of specialty automotive equipment purchased by consumers to improve the performance, functionality, and appearance of their vehicles. We occupy a critical position in our industry by linking a highly fragmented base of approximately 800 vendors with an even more fragmented base of approximately 16,000 wholesale customers, who in turn sell to the consumer. In 2005, we believe we had net sales nearly four times higher than our largest competitor. The market, in which we compete, as measured by manufacturers’ sales, is approximately $10.9 billion and grew at a compound annual growth rate of 7.3% in the period from 1994 to 2004. We have a differentiated business model and hard-to-replicate distribution network, which have enabled us to generate growth in excess of the market (a compound annual growth rate of 11.1%) in the period from 1985 to 2005. Our original concentration was in the Northeastern part of the United States. As we grew, we expanded and opened call centers and non-inventory stocking distribution centers (cross-docks) in Ohio, North Carolina and Massachusetts. In March of 1999, we purchased the assets of Automotive Performance Warehouse (“APW”), a distributor in Kansas City, Kansas, with warehouse locations in Kansas, Texas, Tennessee, Illinois, and Colorado. In 1999, we purchased the assets of a distributor in Toronto, Canada and purchased the stock of American Specialty Equipment Corp., a distributor in Long Island, New York that had serviced the East Coast. From 2000 to 2002, we opened new cross-docks in Pennsylvania, Maryland, Florida, Georgia, Indiana, Alabama, and Cornwall, Canada. In November of 2003, we opened our first call center and warehouse in Corona, California, allowing us to penetrate the West Coast market, and in November of 2004, we opened a cross-dock in Sacramento, California. In March of 2005 we opened a new cross-dock in Albuquerque, New Mexico. In May of 2005, we purchased the stock of Blacksmith Distributing Inc. (“Blacksmith”), a distributor in Elkhart, Indiana, with locations in Pennsylvania, Ohio, Michigan, Indiana, Wisconsin and Illinois, to access new customers and to integrate Blacksmith’s operating expenses into the our infrastructure (the “Blacksmith Acquisition”). In August of 2005, we opened a new cross-dock in Erlanger, Kentucky. In December of 2005, we purchased the stock of Reliable Investments, Inc. (“Reliable”), a distributor in Overland Park, Kansas, with locations in California, Colorado, Florida, Missouri, Minnesota, Texas, New York, Tennessee, Pennsylvania, Connecticut, and Vermont (the “Reliable Acquisition”). The Reliable Acquisition will consolidate Reliable’s operations into our infrastructure and give us access to new customers while leaving certain of Reliable’s strategic call centers.

We offer the most comprehensive selection of specialty automotive equipment in our industry. We warehouse approximately 124,000 SKUs, which we are able to deliver to nearly all of our customers on a next or second-day basis. We have a hub-and-spoke distribution network, which we believe differentiates us from our competitors and allows us to provide rapid and dependable delivery of a broad selection of products. This network enables us to transport products from our three centralized warehouse distribution centers to our 19 non-inventory stocking cross-docks, which provide distribution points to key regional markets and nine warehouse locations that stored inventory related to the Reliable Acquisition. Our fleet of over 375 trucks delivers our products directly to our customers along 259 routes in the East Coast, Midwest, Southeastern Canada and California. We believe that this network meets the rapid delivery needs of specialty retailer/installers and ensures regular customer contact, allowing us to provide a superior level of service to our customers.

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

Distribution

The distribution segment (“Distribution”) aggregates five regions or operating segments that are economically similar, share a common class of customers and distribute the same products. This segment of our business is our hub-and-spoke distribution network. The distribution segment generated $482.3 million or 94.7% of our net sales in 2005. This segment distributes specialty automotive equipment for vehicles to specialty retailers and installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 19 non-inventory stocking cross-docks spread throughout the East Coast, Midwest, and parts of Canada; (iii) nine warehouse locations related to the Reliable Acquisition; and (iv) our fleet of over 375 trucks that provide multi-day per week delivery and returns along over 259 routes which cover 45 states and parts of Canada. The Exeter, Kansas City, and Corona warehouse distribution centers hold a majority of our inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

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

Transportation to Customers. Our fleet of delivery trucks delivers the products to customers and picks up goods to be returned to us. When delivery trucks return to the cross-dock, returned goods are unloaded, sorted and returned to the warehouse distribution centers via the tractor trailers, thereby reducing wasted miles on the fleet’s return trips to the warehouse distribution centers. At our discretion, returned goods are either sent back to the manufacturer for full credit or restocked into inventory. We provide delivery on company-owned and leased trucks within one to two days to customers representing nearly all of our sales on company-owned trucks throughout 45 states and parts of Canada. This ensures regular customer contact and meets the rapid delivery needs of specialty retailer/installers.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, cost structure and our ability to expand efficiently.

Retail Operations

The retail segment of our business (“Retail”) operates 24 retail stores in Pennsylvania under the A&A Auto Parts name (the “A&A Stores”). A&A Stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated $26.8 million, or 5.3% of our net sales, in 2005. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. Due to the close proximity of many of the A&A Stores to the Exeter warehouse distribution center, the full range of SKUs carried at Exeter are delivered within 24 hours to any of our retail locations.

Competitive Strengths

We believe our key strengths are:

•	Leading Market Position. We are the leading distributor of specialty automotive equipment in North America with revenues, which we believe to be nearly five times higher than our largest competitor. Geographic coverage of our distribution network now extends to the East Coast, Midwest, the Western United States and parts of Canada. We believe the key benefits of our scale are:

•	an ability to economically carry extensive inventory due to the critical mass of customers we serve;

•	volume discounts from our vendors;

•	an ability to invest in sales tools and technologies to support our customers; and

•	operating efficiencies from leveraging our existing infrastructure.

We believe our leading market position enhances our ability to increase sales to existing customers attract new customers and enter into new markets.

•	Breadth and Depth of Product Selection. We offer the most comprehensive selection of specialty automotive equipment in the industry, with access to over 570,000 SKUs, of which we regularly stock approximately 124,000 SKUs in our distribution centers. This compares to approximately 50,000 SKUs for our next largest competitor, according to our estimates. Because of our size, we are able to carry many hard-to-find products, which represented approximately 27.7% of our net sales in 2005, yet we have experienced minimal inventory obsolescence. We seek to match our inventory with the market and tailor our product mix on a regular basis. We believe our broad product selection, which encompasses popular and hard-to-find equipment, enables us to attract and retain customers.

•	Industry-Leading Service. Our hub-and-spoke distribution network provides substantial scale and reach, which enables us to better serve our customers. We provide delivery on company-owned and leased trucks within one to two days to nearly all of our customers throughout 45 states and parts of Canada. We believe we are the only distributor with an in-house delivery system serving multiple regions in the United States. Our customers generally receive their orders in full shipments during consistent time windows on specific delivery days each week, rather than partial shipments during various times throughout the day or week by third-party common carriers. This customer service is enhanced by sixteen call centers including seven acquired in the Reliable Acquisition that receive customer orders, respond to technical and other inquiries, and proactively place outbound calls to customers. Our approximately 415 call center representatives are complemented by a geographically dispersed outside sales force of approximately 40 employees. We believe this approach to customer service has proven extremely effective in building a large and loyal customer base.

•

Innovative Sales and Marketing. Through our effective use of sales resources and innovative marketing techniques, we are able to deliver value-added services to our customers and vendors. Our marketing techniques include: industry-leading catalogs; advertising, sponsorship and promotional activities, marketing and merchandising support and online initiatives. In 2005, we distributed over 2.0 million catalogs, including our annual Keystone Specialty Catalog, which showcases over 64,000 products. The Keystone Specialty Catalog is distributed to over 18,000 retailers, sells approximately 356,000 copies per year, and, we believe, has become the industry standard in the specialty automotive equipment market. We also organize leading trade shows, where we and approximately 285 vendors display specialty products to over 6,500 industry participants. Through these sales and marketing initiatives, we further enhance our brand and reputation as the leading distributor in the specialty automotive equipment industry.

•	Superior and Distinctive Technology. We have developed distinctive technologies for the benefit of our customers and vendors. Central to our technology strategy is the Keystone eCatalog, the industry’s only electronic catalog providing sophisticated searching capabilities and vehicle application data for over 200,000 SKUs. Other of our technologies include: eKeystone.com, our business-to-business website, which provides product information and online ordering to subscribing retailers; DriverFX.com, our business-to-consumer website, which facilitates and controls online marketing and order processing, tracking and fulfillment for our customers and also permits direct ordering by consumers; and Key Solutions, a proprietary retail store management system that we sell to retailers which allows, among other things, online ordering. In the year ended December 31, 2005, 27.9% of our distribution sales were placed electronically, improving efficiency and service and reducing call center costs.

•	Strong Financial Performance. We have experienced compound annual revenue growth of approximately 11.1% while maintaining gross margins of approximately 30.0% or greater in the period from 1985 to 2005. Despite the recent economic slowdown, our net sales increased 13.4% in 2005 compared to 2004. Most of our revenue growth has been organic, and we have experienced positive revenue growth in each of the past 21 years, except for the recession year of 1991. In addition, we have generated high and sustainable cash flow margins as a result of our scale and the low cash needs of our business model.

•	Experienced and Dedicated Management Team. Our senior management team, led by our Principal Executive Officer, Robert Vor Broker, our Chief Financial Officer, Bryant Bynum, and our Senior Vice President of Sales, Richard Piontkowski, is comprised of seasoned industry and Keystone veterans, and complemented by experienced professional distribution executives. As of December 31, 2005 our senior management team collectively holds approximately 4.1% of our capital stock.

Business Strategy

We intend to continue to expand our business, enhance our market position, and increase our revenues and cash flow by focusing on the following:

•	Continue to Increase Sales to Existing Customers. We intend to continue providing our customers with a broad range of products and industry-leading service through our innovative sales and marketing techniques. By leveraging these competitive strengths and capitalizing on the critical role that large distributors play in the specialty automotive equipment industry, we believe we will be able to increase sales to our existing customers. We believe that potential for sales growth to existing customers exists in all regions in which we do business. In the last five years, we have expanded from our historic base of operations in the Northeast by opening cross-dock facilities in the Southeast, Midwest, California, and parts of Canada, and a warehouse operation in Southern California. Due to the relatively early stage of our penetration of these markets, (the Midwest expansion began in 1999 and the West Coast expansion began in late 2003), our sales per customer in most of these regions are significantly less then the level of the established Northeast region (where we began operations in 1972.) We regard the potential to grow our existing accounts in these regions as a significant revenue and profit opportunity.

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

Products

We believe we offer the most comprehensive product selection in the specialty automotive equipment industry, covering product lines from approximately 800 vendors with access to over 570,000 SKUs, of which we stock approximately 124,000 SKUs in our inventory. No particular SKU contributed more than 0.2% to our net sales in 2005. We have grown our product mix based on consumer demand for new technologies and products throughout many product growth periods, including speed and performance during the late 1960’s and 1970’s, trucks and SUVs in the 1980’s and 1990’s, and the recent growth of the market for sport compact vehicle specialty equipment and mobile electronics. These product growth periods have served to continuously expand and diversify our products across a mix of consumer demographics. Major consumer end-markets and representative products include:

Light Truck Owner	Suburban Family

Utility-focused pickup and light truck owners: • Toolboxes • Grille guards • Cargo nets	Domestic, family- focused consumers: • Running boards • In-car video • Luggage carriers

Sports Enthusiast	Off-Road Enthusiast

Outdoors, active-lifestyle consumers: • Roof and ski racks • Trailer hitches • Fog lights	Extreme-sport, rugged off-road enthusiasts: • Suspension kits • Winches • Rollbars

Hot Rodder	Urban Appearance

Classic, muscle-car hobbyists: • Custom exhaust • Superchargers • Gauges	Young, fashion and speed oriented-consumers: • Spoilers • Ground effects • Racing seats

Inventory Management

We have developed and implemented a variety of initiatives to manage a balanced level of inventory. These initiatives include implementing a customized computer program that assists our purchasing group in forecasting inventory needs and making purchasing decisions, consolidating the majority of our inventory at the Exeter, Kansas City, and Corona warehouse distribution centers, and examining on-hand inventory regularly to ensure that slow-moving inventory is returned to vendors. We also review our product mix on a regular basis to determine whether we have an appropriate inventory of product. Additionally, pursuant to standard industry practice, most manufacturers provide us with the opportunity to return unsold inventory at certain times during the year. The “stock adjustment” process allows us to maintain an inventory of active products, with minimal risk of accumulating slow-moving inventory or obsolete products, as products may be returned to the manufacturers if not sold or if returned to us by our customers. Stock adjustments encourage warehouse distributors to carry additional inventory, especially new products with no precedent sales data, as products that do not sell may generally be returned without penalty to distributors.

Sales

Our employee sales force is comprised of approximately 415 inside sales personnel located within sixteen call centers (including seven acquired in the Reliable Acquisition) and approximately 40 outside sales personnel who call directly on customers in the field.

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

Trade Shows and Events

We sponsor a series of vendor-supported special events and trade shows throughout the year to drive sales growth and showcase products, including a leading trade show, the “Big Show,” where we and approximately 285 vendors display specialty products to over 6,500 industry participants. Flyers and promotional materials are sold and distributed to our customers via call centers and truck drivers. In addition, we develop loyalty programs based on purchasing levels where customers earn rewards toward annual prizes and trips.

Catalogs

We produce the specialty automotive equipment industry’s leading online and print catalogs. Our catalogs are used throughout the industry to buy, sell and market products. We distribute catalogs to customers who circulate the catalogs to end consumers. In 2005, we distributed over 2.0 million catalogs, including our annual Keystone Specialty Catalog, which contains more than 1,150-pages showcasing over 64,000 products. The Keystone Specialty Catalog is distributed to over 16,000 wholesale customers, sells approximately 356,000 copies per year, and we believe has become the industry standard in the specialty automotive equipment market. In addition to our primary Keystone Specialty Catalog, we publish other catalogs targeted to specific vehicle, market and product categories.

Online Initiatives

We launched our eServices initiatives in 1999 to provide customers with the added convenience of ordering online and to further extend consumer reach by enabling commercial customers to offer online shopping to end consumers. Our online initiatives include the following:

•	eCatalog. Our eCatalog is the largest specialty automotive equipment product catalog on the Internet today. eCatalog is a proprietary catalog and is a critical component of a number of other initiatives, such as eKeystone.com and DriverFX.com. It is also utilized by our internal sales organization. Our eCatalog provides several unique features such as vehicle-specific search and cross-referencing capabilities. Currently, the eCatalog includes over 130,000 product images, detailed product information, technical notes and alternative specialty automotive equipment in the event that the desired part is out of stock.

•	eKeystone.com. eKeystone.com is our online business-to-business website that provides customers with access to our eCatalog, current stock information, product descriptions, marketing opportunities and other information to assist subscribing retailers in operating their businesses. Customers are also able to place orders with retailer-specific pricing. eKeystone.com is fully integrated with our ordering system.

•	DriverFX.com. DriverFX.com was developed to enable our commercial customers to offer an enhanced online shopping experience to the end consumer. The DriverFX.com portal can be accessed directly, or via one of over 203 affiliate customer websites. Each affiliate’s website is built and maintained by us for ease of operation and branded with a unique URL, store name, physical location, contact information, logos, and store pictures for a distinctive look. Consumers log onto personalized customer DriverFX.com websites to purchase products. When a sale is made, our customer receives a commission from us relating to the purchase. When we receive the order, the order is processed electronically and then shipped directly to the end consumer.

•	Key Solutions. Key Solutions is an internally developed software package that we provide to our customers to help them run their businesses more efficiently. The package includes point of sale capabilities with integrated access to our electronic parts catalog. The software also includes functions such as inventory controls, purchasing and receiving capabilities, accounts receivable management, accounts payable management, payroll management, accounting tools, a time card system, mailing lists, wireless inventory, and the ability to generate price labels.

Customers

We have a fragmented base of approximately 16,000 wholesale customers. No customer comprised more than 0.9% of our net sales in 2005. Our customers are principally small, independent, owner-operated businesses with annual revenues of less than $1.0 million and annual purchases from us of less than $250,000. Our customers merchandise products directly to consumers and install purchased products in installation bays. These businesses rely upon us to provide a broad range of products, rapid delivery, marketing support and technical assistance. While we generally do not have long-term contracts with our customers, our high customer retention rates underscore the strength of our customer loyalty. Approximately 43 of our top 100 customers have been with us for more than ten years.

In addition to our traditional specialty retailers and installer customers, during the past few years, we have increased our sales to several large automotive parts retail chains. Large automotive retail chains typically stock 15,000 to 25,000 SKUs per retail location, and their distribution infrastructure and business models are optimized to deliver and merchandise high volume replacement parts and not the lower volume specialty and performance parts. While the automotive retail chains currently have a small presence in the lower volume market, some retailers have sought to augment their product offerings and sales with increasingly popular specialty and performance equipment. However, we believe these retailers face significant challenges in changing their business models to distribute specialty products, including: (i) purchasing from a different vendor base, (ii) maintaining a sizable inventory of slower-moving products, and (iii) setting up a delivery system to provide multi-day per week deliveries direct to stores. As a result, several large automotive parts retailers have established relationships with us to outsource their distribution of specialty and performance equipment. By purchasing products from us, these retailers avoid significant investments that would be required to develop the infrastructure necessary to achieve comparable product breadth and service. As our geographic footprint has expanded, our sales to automotive parts retail chains have grown rapidly, but still only represented approximately 4.4% of our net sales in 2005.

Vendors

Throughout the growth of our Company, we have built strong relationships with many of the industry’s leading manufacturers. We have a diversified vendor base of approximately 800 specialty manufacturers, with our largest vendor purchases accounting for approximately 6.2% of our net sales and our next largest vendor accounting for approximately 2.7% of our net sales in 2005. In addition, the average length of our relationship with our top 100 vendors is approximately 12.3 years, demonstrating stable, efficient and mutually beneficial relationships.

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

We believe that we represent a substantial share of the sales volume for many of our top vendors. Because of our broad access to customers, vendors also utilize our ongoing call center initiatives, customized marketing materials, customer event planning, and customer training programs. Vendors pay marketing fees to us to have their respective products and brands showcased in our 125 marketing programs including catalogs, on our delivery vehicles, and on our invoices. In addition, our vendors financially support other marketing promotions, such as the “Big Show,” the Keystone Reward Program, and the Keystone Cruise, a vendor-supported annual cruise, and highly desired customer reward program.

Trademarks and Licensing

We own certain trade names, trademarks and patents used in our business. The loss of any such trade name, other than “Keystone,” “DriverFX,” or any trademark or patent would not have a material adverse effect on our consolidated financial condition or results of operations.

Competition

Specialty automotive equipment industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalogs, and/or directly to retailers and/or consumers. According to The Specialty Equipment Market Association, or SEMA, the industry is comprised of over 850 warehouse distributors and numerous catalog companies. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price. We offer the most comprehensive selection of specialty automotive equipment in the industry, with access to over 570,000 SKU’s, of which we regularly stock approximately 124,000 SKU’s in our distribution center. This compares to approximately 50,000 SKU’s for our next largest competitor, according to our estimates.

Employees

At December 31, 2005, we employed 1,922 full-time salaried staff and hourly workers. Management believes that we have a positive working relationship with our employees. We are not a party to any collective bargaining agreements with our employees.

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

Item 1A.	Risk Factors

You should carefully consider the following factors, in addition to other information in this Report, in evaluating our company and our business.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

We have a substantial amount of debt. As of December 31, 2005, we had total indebtedness of $360.5 million. In addition, as of December 31, 2005 we were able to borrow up to an additional $46.6 million under our senior credit facilities, subject to customary borrowing conditions.

Our substantial debt could have important consequences to you, including:

•	making it more difficult for us to satisfy our obligations with respect to the 9 3/4 notes (“notes”);

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

In addition, our senior credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests, including a minimum consolidated interest coverage ratio of 1.95 to 1.00, a maximum consolidated leverage ratio of 5.50 to 1.00, and a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00. Each of these ratios will increase over time. For our fiscal year ended December 31, 2005 our consolidated interest coverage ratio was 2.21, our consolidated leverage ratio was 5.13, and our consolidated fixed charge ratio was 1.34. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure by us to meet those tests. A breach of any of these covenants would result in a default under our senior credit facilities and the indenture. If an event of default under our senior credit facilities occurs, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders could proceed against the collateral pledged to them. We have pledged substantially all of our assets to the lenders. In such an event, we also cannot assure you that we would have sufficient assets to pay amounts due on the notes. As a result, you may receive less than the full amount you would be otherwise entitled to receive on the notes.

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors’ operations could have an adverse effect on our business and results of operations.

Our business depends on developing and maintaining productive relationships with our vendors. Many factors outside of our control may harm these relationships. For example, financial difficulties that some of our vendors may face may increase the cost of the products that we purchase from them. Our vendors’ ability to supply products to us is also subject to a number of risks, including destruction of their facilities or work stoppages. In addition, our failure to promptly pay, or order sufficient quantities of inventory from, our vendors may increase the cost of products we purchase or may lead to vendors refusing to sell products to us at all. We generally do not have long-term contracts with our vendors.

The automotive aftermarket equipment industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on specialty automotive equipment.

A downturn in the economy may delay or reduce consumer purchases of our products and services, which could adversely affect our revenues, cash flow and profits. Growth in our industry significantly slowed in 2001 and 2002 from the industry’s historic average growth rates due to the recession, and sales in our industry have declined on an annual basis in a prior recession. A continued slowdown in economic activity could adversely affect our results. Many factors affect the level of consumer spending on specialty automotive equipment, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. While the number of automobiles registered in the United States has steadily increased, should a reduction in the number of automobiles driven by automobile owners or a reduction in new car purchases occur, it would adversely affect the demand for our products.

Because a majority of our inventory is stored in our warehouse distribution centers, a disruption in our warehouse distribution centers could adversely affect the results of our operations by increasing our cost and distribution lead times.

We maintain a majority of our inventory in three main warehouse distribution centers and nine smaller warehouse locations. A serious disruption to these distribution centers or to the flow of goods in or out of these centers due to inclement weather, fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center, which would reduce our revenues and profits, and impair our relationships with our customers.

Our business could be adversely affected by consolidation among vendors and customers as it may reduce our importance as a holder of sizeable inventory thereby reducing our revenues and earnings.

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

Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we sell or distribute, or have sold or distributed in the past, and we could be subject to claims, including product liability or personal injury claims. These claims may not be covered by insurance, and vendors may be unwilling or unable to satisfy their indemnification obligations to us with respect to these claims. As a result, the defense, settlement or successful assertion of any future product liability, personal injury or other litigation claims could cause us to incur significant costs and could have an adverse effect on our business, financial condition and results of operations or cash flows.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

We are dependent on the continued services of our senior management team, particularly Robert Vor Broker, President, Chairman and Chief Executive Officer; Bryant Bynum, Executive Vice President and Chief Financial Officer; and Richard Piontkowski, Senior Vice President of Sales. We believe the loss of such key personnel could adversely affect our financial performance. In addition, our ability to manage our anticipated growth will depend on our ability to identify, hire and retain qualified management personnel. We cannot assure you that we can attract and retain sufficient qualified personnel to meet our business needs. See “Management—Directors and Executive Officers.” Robert Vor Broker, President, Chairman and Chief Executive Officer announced his retirement effective February 28, 2006. Effective March 1, 2006, Edward Orzetti was elected the new President and Chief Executive Officer.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We are headquartered in Exeter, Pennsylvania, where our owned 165,000 square foot main office and 675,000 square foot warehouse distribution center are located. We also lease a 217,000 square foot warehouse distribution center in Kansas City, Kansas under a lease expiring in 2009, and a 73,320 square foot warehouse distribution center in Corona, California under a lease expiring in 2007. These distribution centers hold majority of our inventory and regularly distribute inventory to 19 non-inventory stocking cross-dock locations strategically located throughout the United States and parts of Canada and nine inventory stocking warehouse locations. We also have 24 A&A Auto Parts retail locations in Northeastern Pennsylvania. Of the cross-docks and A&A Stores, 26 facilities are leased. The leases for our leased facilities are scheduled to expire between 2006 and 2019. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. We have grant mortgages on our principal real property to secure our senior credit facilities.

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

No matters were submitted to a vote of security holders during our fiscal quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities . There is one holder of record of our equity, Keystone Automotive Holdings, Inc. (“Holdings”). As of December 31, 2005 Holdings consisted of 14 shareholders owning a total of 90,001,894 shares of Holdings’ Class A Common Stock and 10,000,210 shares of Holdings’ Class L Common Stock.

We have not paid cash dividends on our common stock and we do not anticipate paying any such dividends in the foreseeable future.

Each of our credit facilities with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, UBS Securities LLC, as syndication agent and PNC Bank, National Association, as documentation agent, and a syndicate of lenders, and our indenture relating to our notes generally prohibit the payment of dividends by us on shares of our common stock (other than dividends payable solely in shares of our capital stock), with certain limited exceptions for dividend payments to Holdings.

Item 6.	Selected Financial Data

The following tables present our selected historical consolidated financial data as of the dates and for the periods indicated. The financial data as of and for our fiscal years ended December 29, 2001, December 28, 2002, as of and for the periods from December 29, 2002 to October 30, 2003, and October 31, 2003 to January 3, 2004, and for the fiscal years ended January 1, 2005 and December 31, 2005 has been derived from the historical consolidated financial statements.

The selected historical data presented below is shown on two bases of accounting: predecessor and successor. The successor basis reflects the push down of fair value adjustments recorded as a result of the acquisition of Keystone Automotive Operations, Inc. by Keystone Automotive Holdings, Inc. on October 31, 2003 (the “Transaction”, as further described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of

Operations). We changed our fiscal year effective January 1, 2001 and operate on a 52/53 week year basis with the year ending on the Saturday nearest December 31. The years ended December 29, 2001, December 28, 2002, January 1, 2005 and December 31, 2005 include 52 weeks while the year ended January 3, 2004 included 53 weeks.

The selected information below should be read in conjunction with and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and accompanying notes thereto of Keystone Automotive Operations, Inc. included below in this document.

	Periods Ended
	Predecessor			Successor
(in thousands)	January 1, 2001 to December 29, 2001	December 30, 2001 to December 28, 2002	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005
Statement of Operations Data:
Net sales (1)	$349,258	$375,143	$343,506	$64,578	$448,965	$509,106
Cost of sales (2)	235,972	249,222	228,036	53,432	300,301	343,313

Gross profit	113,286	125,921	115,470	11,146	148,664	165,793
Selling general and administrative expenses (3)	84,431	86,465	99,936	18,320	114,443	136,094
Net loss (gain) on sale of property, plant and equipment	(11)	(720)	(36)	(3)	—	(16)
Reorganization and other charges (4)	3,077	1,436	6,244	—	—	—

Total operating expenses	87,497	87,181	106,144	18,317	114,443	136,078

Income (loss) from operations	25,789	38,740	9,326	(7,171)	34,221	29,715
Other (income) expense:
Interest income	(39)	(10)	(21)	(10)	(176)	(146)
Interest expense	13,274	9,926	5,501	4,104	25,113	26,943
Other, net	306	(107)	73	35	(216)	(10)

Total other expense, net	13,541	9,809	5,553	4,129	24,721	26,787
Income (loss) before provision for income taxes	12,248	28,931	3,773	(11,300)	9,500	2,928
Income tax provision	4,554	11,674	1,297	(4,261)	3,799	1,097

Net income (loss)	$7,694	$17,257	$2,476	$(7,039)	$5,701	$1,831

Other Financial Data:
Capital expenditures (including capitalized software costs)	$(3,859)	$(3,512)	$(7,450)	$(434)	$(5,489)	$(6,834)
Depreciation and amortization	6,021	6,651	6,034	3,641	18,685	19,140

	Periods Ended
	Predecessor		Successor
(in thousands)	December 29, 2001	December 28, 2002	January 3, 2004	January 1, 2005	December 31, 2005
Balance Sheet Data (end of period):
Cash and cash equivalents	$2,043	$1,715	$7,552	$12,390	$8,172
Working capital (5)	39,101	44,535	54,263	61,486	93,887
Total assets	184,407	179,328	574,445	572,600	691,741
Total debt (6)	141,382	117,409	290,000	282,500	360,500
Mandatorily redeemable and convertible preferred stock	96,395	104,853	—	—	—
Total shareholders’ equity (deficit)	(95,463)	(85,234)	171,694	174,126	186,965

(1)	For the years ended December 29, 2001, December 28, 2002, and for the period December 29, 2002 to October 30, 2003, and the period October 31, 2003 to January 3, 2004, sales have been revised by $3.3 million, $4.1 million, $4.2 million and $0.2 million due to the revision of sales to include sales of catalogs and other promotional materials which were previously classified as a reduction of selling, general and administrative.

(2)	Cost of sales for the period October 31, 2003 to January 3, 2004 and January 4, 2004 to January 1, 2005 includes $9.8 million and $3.5 million in non-cash charges related to recognition of a portion of the fair market value adjustment on inventory recorded as part of the Transaction. Cost of sales for the period January 2, 2005 to December 31, 2005 include $1.0 million in non-cash charges related to recognition of a portion of the fair market value adjustment on inventory recorded as part of the Blacksmith Acquisition.

(3)	Selling, general and administrative expenses include management and advisory fees paid to the Company’s former and current equity sponsors totaling $0.5 million for the years ended December 29, 2001 and December 28, 2002; and $0.4 million for the period December 29, 2002 to October 30, 2003 and $0.3 million for the period October 31, 2003 to January 3, 2004; and $1.6 million for the periods January 4, 2004 to January 1, 2005 and January 2, 2005 to December 31, 2005. Additionally, selling, general and administrative expenses for the period December 29, 2002 to October 30, 2003 include $26.6 million in Transaction-related bonuses.

(4)	Reorganization and other charges consists of restructuring charges in connection with certain severance arrangements and lease terminations in fiscal 2001, a legal settlement and loss on shutdown of the ATV business in fiscal 2002 and $6.5 million of Transaction-related costs in the period December 29, 2002 to October 30, 2003.

(5)	Working capital is defined as current assets less current liabilities.

(6)	Includes $3.8 million, $1.7 million, $0 , $0 and $0, respectively representing our liability under previously outstanding interest rate swap agreements for the years ended December 29, 2001; December 28, 2002; January 3, 2004; January 1, 2005 and December 31, 2005 .

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Items Affecting Comparability

Changes in Fiscal Year/2003 Period

We changed our fiscal year as of January 1, 2001 and since that time operated on a 52/53-week basis with the year ending on the Saturday nearest December 31. The fiscal years ended January 1, 2005 and December 31, 2005 consisted of 52 weeks compared to January 3, 2004 which had 53 weeks.

As a result of the transaction, outlined below, we changed our basis of accounting as of October 30, 2003, as the fair value of the transaction was “pushed-down” to Keystone’s books and records. As a result of the change in basis of accounting on October 30, 2003, the consolidated statement of operations and comprehensive income, of cash flows and of stockholders’ equity have been prepared for both the period December 29, 2002 to October 30, 2003 and the period October 31, 2003 to January 3, 2004. The year ending January 3, 2004 is discussed on a full year basis, which the Company believes is the most meaningful basis for comparison because the customer base, products, distribution facilities and types of marketing programs were the same under the Predecessor as they are under the Successor.

The Transactions

On October 30, 2003 in a series of transactions, Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed holding company owned by Bain Capital Partners, LLC (“Bain Capital”), its affiliates, co-investors and our management acquired all of our outstanding capital stock for a purchase price of $441.3 million (the “Transaction”). The aggregate cash costs, together with funds necessary to refinance certain of our existing indebtedness and associated fees and expenses were financed by equity contributions of $179 million, new senior credit facilities in the amount of $115 million, and the issuance and sale of $175 million of unsecured 9.75% senior subordinated notes due 2013.

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

(in thousands)
Aggregate enterprise value	$441,300
Plus: Transaction costs	4,518
Less: Repayment of existing debt	123,611

Excess purchase price	$322,207

Inventory fair value adjustment	$13,313
Property, plant and equipment fair value adjustment	26,593
Retail trade name - A&A	3,000
eServices trade name - DriverFX.com	1,000
Wholesale trade name - Keystone	50,000
Vendor agreements	60,000
Customer relationships	95,000

Total identifiable intangible assets	209,000
Goodwill	180,473
Less: Deferred taxes	107,172

Excess purchase price	$322,207

The factors that contributed to the purchase price and resulting goodwill included our market positioning, distribution network and workforce. We do not expect any of the goodwill recognized as a result of the Transaction to be deducted for tax purposes.

In the third quarter of 2004, we determined that adjustments were required to the net deferred tax liabilities recorded as of the date of the Transaction. The third quarter adjustment related to the manner in which certain tax benefits, to be realized by the Company in future periods, was reflected in the balance sheet following a purchase business combination. The adjustments resulted in an increase in goodwill by $10,751 for the third quarter and an increase in net deferred tax liabilities by corresponding amounts. The adjustments have been reflected in our balance sheets as of January 3, 2004 and January 1, 2005. These adjustments did not have an impact on our results of operations or cash flow and will not have an impact on future cash tax payments.

In May of 2005, the Company acquired all of the shares of capital stock of Blacksmith, a regional distributor of truck and automotive aftermarket accessories. The primary benefit received from the Blacksmith Acquisition was access to new customers, vendors and the ability to integrate Blacksmith’s operating expenses into the Company’s infrastructure. The results of operations for the Blacksmith Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Blacksmith Acquisition. The Company has not included pro forma information as it was deemed immaterial. “Other Intangible Assets” mainly represents the fair value of customer and vendor agreements that will be amortized over 17 years. The Company has finalized the allocation of the purchase price as of December 31, 2005 and management is not aware of any additional significant impacts, thus the allocation of the purchase price is as follows:

(in thousands)
Cash	$175
Accounts receivable	3,520
Finished goods inventory	5,432
Other assets	182
Fixed assets	1,052
Other Intangible Assets	6,001
Goodwill	18,157
Accounts payable and others	(3,809)

Purchase Price	$30,710

On December 23, 2005 pursuant to a Stock Purchase Agreement dated November 11, 2005, as amended by the Amendment to the Stock Purchase Agreement dated December 13, 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. from Robert L. Price, Gregory W. Doyle, Daniel E. Richardson and CID Mezzanine Capital, L.P. for an aggregate consideration of $60.1 million, consisting of $49.1 million in cash and seller notes with a fair market value of $11.0 million.

In December 2005, Holdings obtained $11 million in seller notes in order to fund the difference in the Reliable Acquisition between amounts received from the Company in cash and the aggregate consideration of the purchase price. The seller notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The seller notes require payment by Holdings prior to the maturity date in certain circumstances.

The primary benefit received from the Reliable Acquisition was access to new customers, the ability to consolidate Reliable operations into the Company’s infrastructure and to expand operations in the West Coast and Southeast regions. The results of operations for the Reliable Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Reliable Acquisition. “Other Intangible Assets” mainly represents the fair value of a customer agreements that will be amortized over 20 years. The Company is in the process of finalizing the allocation of the purchase price as of December 31, 2005, thus the allocation of the purchase price is subject to refinement because of the working capital settlement.

(in thousands)
Accounts receivable	11,314
Finished goods inventory	27,521
Other assets	497
Fixed assets	1,626
Other Intangible Assets	17,000
Goodwill	27,949
Accounts payable and others	(25,848)

Purchase Price	$60,059

Reclassifications

Net sales for the year ended December 28, 2002, period from December 29, 2002 to October 30, 2003, and period from October 31, 2003 to January 3, 2004 have been revised from the prior year presentation to include sales of catalogs and other promotional materials which were previously classified as reductions of selling, general and administrative expenses.

Executive Summary

Overview

We are the leading distributor of specialty automotive equipment purchased by consumers to improve the performance, functionality and appearance of their vehicles. We provide a critical link between a highly fragmented base of approximately 800 vendors and an even more fragmented base of approximately 16,000 wholesale customers. Our customers are principally small, independent installers and retailers of specialty automotive equipment with annual revenues of less than $1.0 million and annual purchases from us of less than $0.3 million. Due to their size, these businesses use us to provide a broad range of products, rapid delivery, marketing support, and technical assistance. Similarly, our vendors are typically small to mid-sized businesses with annual revenues of less than $100.0 million, the majority of whom have revenues of less than $30.0 million, and we typically represent a significant portion of their sales. We provide a critical service to our vendors by stocking the full range of their products, managing the distribution of their products to a fragmented customer base, and providing marketing support to develop demand for their products.

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

In March of 2005, we opened a new cross-dock in Albuquerque, New Mexico and in August of 2005 we opened a new cross-dock in Erlanger, Kentucky.

During 2005 we acquired the stock of two companies: Blacksmith, a distributor in Elkhart, Indiana, and Reliable, a distributor in Overland Park, Kansas.

•	Blacksmith’s, stock was acquired in May of 2005, had operations in Pennsylvania, Ohio, Michigan, Indiana, Wisconsin and Illinois. This acquisition strengthens our presence in Midwest and gave us access to new customers, vendors and the ability to integrate Blacksmith’s operating expenses into the Company’s infrastructure.

•	Reliable’s stock was acquired in December of 2005, has operations in California, Colorado, Florida, Missouri, Minnesota, Texas, New York, Tennessee, Pennsylvania, Connecticut and Vermont. This acquisition will give us access to new customers and the ability to consolidate Reliable’s operations into the Company’s infrastructure, while leaving certain strategic warehouse locations and call centers open.

In fiscal 2005, we increased net sales by 13.4%, from $449.0 million for the year ending January 1, 2005 to $509.1 million for the year ending December 31, 2005. The Distribution segment generated $482.3 million or 94.7% of net sales in fiscal 2005 compared to $421.0 million or 93.8% of net sales in fiscal 2004. The Retail segment generated $26.8 million or 5.3% of net sales in fiscal 2005 compared to $28.0 million or 6.2% of net sales in fiscal 2004. Northeast sales continued its single digit increase over 2004 as a result of new customers and higher sales to existing customers. Each of the Midwest, West Coast and Canada continued its respective double digit growth rate as compared to 2004.

Gross margin decreased by 0.5% for the year ending December 31, 2005 to 32.6% compared to 33.1% for the year ending January 1, 2005. The year ending December 31, 2005 included $1.0 million of expense while the year ending January 1, 2005 included $3.5 million of expense for the fair market value adjustment on inventory related to the Blacksmith Acquisition and the Transaction. Net income decreased by $3.9 million for the year ending December 31, 2005 to $1.8 million compared to $5.7 million for the year ending January 1, 2005. The year ending December 31, 2005 was impacted by an increase in sales, off set by lower gross margins and higher operating expenses incurred to support future growth.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Period Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Statement of operations data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.0	66.9	67.4
Gross profit	31.0	33.1	32.6
Selling, general and administrative expenses	29.0	25.5	26.7
Reorganization and other charges	1.5	—	—
Income from operations	0.5	7.6	5.9
Interest expense	2.3	5.6	5.3
Income before income tax expense	(1.8)	2.1	0.6
Income tax expense	(0.7)	0.8	0.2
Net income	(1.1)	1.3	0.4

Year ended December 31, 2005 Compared to the Year ended January 1, 2005.

Net Sales. Net sales represents the selling price of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for the future return of previously sold products. The primary driver of our $60.1 million or 13.4% increase in net sales of $449.0 million for the year ended January 1, 2005 to $509.1 million for the year ended December 31, 2005 continues to be increased penetration into developing markets including the Southeast, West Coast, and Canadian regions. The increased penetration in these markets results from adding new customers and increasing sales to our existing customers. Sales growth in each of these regions continued a multi-year trend of strong double digit growth. Sales growth in our largest and most established region, the Northeast, was modest and driven primarily by sales to new customers and the acquisition of Blacksmith Distributing in May, 2005 somewhat offset by certain larger customers reaching a scale to purchase more products direct from manufacturers.

Gross Profit. Gross profit represents net sales less cost of sales including third-party delivery costs, vendor promotional support, and the amortization of the inventory step-up as a result of purchase accounting. Gross profit increased by $17.1 million or 11.5% from $148.7 million for the year ended January 1, 2005 to $165.8 million for the year ended December 31, 2005. Gross profit for the year ended December 31, 2005 and January 1, 2005 includes a non-cash charge of $1.0 million or 0.2% of net sales, and $3.5 million or 0.8% of net sales, respectively, related to the recognition of a portion of the fair market value adjustment on inventory recorded as part of the Blacksmith Acquisition and the Transaction. The increase in gross profit was due to the 13.4% increase in net sales partially offset by lower product selling margin. Gross margin was 32.6% for the year ended December 31, 2005 and 33.1% for the year ended January 1, 2005.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses include all non-product related operating expenses including depreciation and amortization, occupancy, warehousing, delivery, marketing and promotion, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. These expenses increased 18.9% or $21.7 million from $114.4 million for year ended January 1, 2005 to $136.1 million for year ended December 31, 2005 primarily as a result of operational investments made to support future growth, including additional truck routes and cross-docks, operating costs of Blacksmith during the period from its acquisition in May until the completion of its integration in August. Increased operating costs, are primarily the result of wage inflation and increased fuel costs, expenses surrounding the implementation of Sarbanes-Oxley Section 404, settlement of an intellectual property infringement lawsuit, the retirement of our chief executive officer, and additional amortization and depreciation related to the Blacksmith Acquisition.

Amortization and depreciation increased $0.5 million or 2.3% from $18.7 million for year ended January 1, 2005 to $19.1 million for year ended December 31, 2005 and included $0.3 million resulting from the Blacksmith Acquisition in May that is expected to continue. We incurred $3.1 million in expenses surrounding the implementation of Sarbanes-Oxley Section 404, settlement of an intellectual property infringement lawsuit and the retirement of our chief executive officer. We are completing the remediation phase of Sarbanes-Oxley and entering the testing of established controls. The Company is not currently party to any material litigation. We expect to incur additional costs related to the retirement of our chief executive officer in the first quarter of 2006, primarily related to the cancellation and reissue of stock options. Wage inflation and increased fuel costs are estimated to have contributed $9.9 million of the increase to general and administrative expenses and are a normal and ongoing part of the Company’s expense structure. We estimate that the pre-integration costs at Blacksmith and other costs associated with effecting the acquisition and integration were $3.4 million. We expect to incur a higher level of such integration and acquisition cost with respect to the Reliable Acquisition. We believe that the operating investments made in 2004 and 2005 will support continued growth and allow us to leverage our operating cost structure.

Interest Expense. Interest expense increased by $1.8 million, or 7.3%, from $25.1 million for the year ended January 1, 2005 to $26.9 million for the year ended December 31, 2005, primarily due to an increase in debt related to the Blacksmith Acquisition and Reliable Acquisition and offset by a 75 basis point reduction in the interest rate charge in April of 2005.

Income Tax Expense. Income tax expense decreased by $2.7 million or 71.1% from $3.8 million for the year ended January 1, 2005, with an effective tax rate of 40.0%, to $1.1 million for the year ended December 31, 2005, with an effective tax rate of 37.5%. The 2005 tax rate decreased primary due to the decrease in the overall state effective rate which is offset by the effect of a lower pre-tax income.

Net Income. Net income decreased by $3.9 million or 67.9% from $5.7 million for the year ended January 1, 2005 to a net income of $1.8 million for the year ended December 31, 2005. The year ending December 31, 2005 was impacted by an increase in sales off set by lower gross margins and higher operating expenses incurred to support future growth.

Results by Reportable Segment. We operate in two reportable segments: distribution (“Distribution”) and retail (“Retail”). The Distribution reportable segment encompasses the Company’s hub-and-spoke distribution network that distributes specialty automotive equipment for vehicles to our customers. The Retail reportable segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement and specialty parts. See Note 13 to the Financial Statements for additional information. Of the Company’s $60.1 million increase in consolidated net sales for the year ended December 31, 2005 over the year ended January 1, 2005, $61.2 million is due to increases in the Distribution reportable segment. The increase in the Distribution reportable segment is due primarily to the addition of new runs, new customers in both existing and new regions, new products introduced, the new cross-dock opened in Erlanger, Kentucky, and the Blacksmith Acquisition and Reliable Acquisition.

The Distribution reportable segment increase was off set by a $1.1 million decrease in the Retail segment. The Retail reportable segment is not expected to contribute significantly to our growth, because of our decision not to expand the number of retail stores beyond 24.

Net income by reportable segment decreased by $3.4 million in the Distribution reportable segment and by $0.4 million in the Retail reportable segment due largely to the decrease in gross margin and a increase in operating expenses to support future growth in the Distribution segment and the Retail segment decrease in sales over fiscal year 2004.

Year ended January 1, 2005 Compared to the Year ended January 3, 2004.

Net Sales. Net sales represent the selling price of the products, promotional items, and fees, and all shipping and handling costs paid by customers, less any customer-related incentives and less any reserve for returns. Net sales increased by $40.9 million, or 10.0%, from $408.1 million for the year ended January 3, 2004 to $449.0 million for the year ended January 1, 2005. The primary drivers increasing net sales include the addition of new runs and new customers in both existing and new regions. New products introduced in 2004 as well as the West Coast warehouse opening in November 2003 in Corona and a cross-dock in November of 2004 in Sacramento, helped to drive the increase in sales in 2004. The year ended January 3, 2004 includes a 53rd week, which contributed $4.8 million in net sales.

Gross Profit. Gross profit represents net sales less cost of goods sold, which includes third-party delivery costs. Gross profit increased $22.1 million, or 17.4%, from $126.6 million for the year ended January 3, 2004 to $148.7 million for the period ending January 1, 2005. The $126.6 million and $148.7 million includes a non-cash charge of $9.8 million and $3.5 million respectively, related to the recognition of a portion of fair market value adjustment on inventory recorded as part of the Transaction. The increase in gross profit was primarily the result of an increase in net sales. Gross margin for the year ended January 3, 2004 was 31.0% and for the year ended January 1, 2005 was 33.1%. The gross margin for the year ended January 3, 2004 and January 1, 2005 was impacted by $9.8 million and $3.5 million, or 2.4% and 0.8% of sales, respectively, of non cash charges described above. Due to the timing of when vendor contracts for promotional activities where signed under EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, the gross margin for 2004 was favorable by 1.1%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses decreased by $3.8 million, or 3.2%, from

$118.3 million for the year ended January 3, 2004 to $114.4 million for the year ended January 1, 2005. Included in fiscal 2003’s selling, general and administrative expenses is $26.6 million resulting from the Transaction-related bonus payout. Included in fiscal 2004’s selling, general and administrative expense is a $11.0 million increase in amortization and depreciation related to the Transaction, $3.5 million related to an increase in delivery expense due to the impact of an additional cross-dock and delivery routes in 2004, $1.9 million in selling related expenses, $1.1 million in professional fees, and $1.5 million in consulting fees.

Reorganization and Other Charges. Reorganization and other charges decreased from $6.2 million for the year ended January 3, 2004, to $0 for the year ended January 1, 2005. Reorganization and other charges for the year ended January 3, 2004 consisted of expenses related to the Transaction which were incurred on October 30, 2003 and a final adjustment related to the sale of ATV.

Interest Expense. Interest expense increased by $15.5 million, or 161.5%, from $9.6 million for the year ended January 3, 2004 to $25.1 million for the year ended January 1, 2005, from debt used to finance the Transaction.

Income Tax Expense. Income tax expense increased by $6.8 million from a benefit of $3.0 million for the year ended January 3, 2004, with an effective tax rate of 39.4%, to an expense of $3.8 million, for the year ended January 1, 2005, with an effective tax rate of 40.0%.

Net Income. Net income increased by $10.3 million from a loss of $4.6 million for the year ended January 3, 2004 to a net income of $5.7 million for the year ended January 1, 2005. The primary reasons for the increase in net income are a $40.9 million increase in sales, less the $3.5 million of inventory step-up for the year ended January 1, 2005 and the Transaction-related expenses incurred in the year ended January 3, 2004, including $26.6 million in Transaction-related bonus payouts, $9.8 million in inventory step-up amortization, and $6.5 million in Transaction-related charges.

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

Liquidity and Capital Resources

Operating Activities. Net cash used in operating activities during the year ended December 31, 2005 was $0.5 million compared to cash provided by operating activities of $23.7 million source of cash for the year ended January 1, 2005. The decrease is related to a $3.9 million decrease in net income, an increase a use of cash in accounts payable and accrued liabilities of $9.4 million, and an increase in the use of cash in other assets/liabilities of $3.4 million. Deferred income taxes and trade accounts receivable was a higher use of cash of $1.9 million and $2.3 million, respectively. Net cash provided by operating activities during the year ended January 1, 2005 was $23.7 million compared to a use of cash of $8.4 million during the year ended January 3, 2004. The increase was primarily related to the $40.9 million increase in sales for 2004 and the result of the Transaction-related expenses in 2003. The lower amount of net cash provided by operations for 2003 was primarily the result of the Transaction-related expenses offset by a $33.0 million increase in sales. Working capital increased by $32.4 million or 52.7% from $61.5 million for year ended January 1, 2005 to $93.9 million for year ended December 31, 2005.

Investing Activities. Net cash used in investing activities was $97.5 million for the year ended December 31, 2005 compared with $7.2 million for the year ended January 1, 2005. Net cash used in investing activities of $97.5 million includes $90.2 million used for the Blacksmith Acquisition and Reliable Acquisition. Net cash used in investing activities was $7.2 million for the year ended January 1, 2005, compared with $334.9 million for the year ended January 3, 2004. Net cash used in investing activities of $7.2 million included $5.5 million of capital expenditures for operating the business and $1.7 million in a working capital settlement related to the 2003 Transaction.

Financing Activities. Net cash provided by financing activities was $93.7 million for the year ended December 31, 2005 compared with a use of cash of $11.8 million for the year ended January 1, 2005. The source of cash provided by finance activities relates to $90.0 million borrowed under long term debt, $12.0 million of repayments on the long term debt during the year ended December 31, 2005 and $11.0 million related to a capital contribution. Net cash used in financing activities during the year ended January 1, 2005 was $11.8 million, compared to net cash provided by $331.9 million during the year ended January 3, 2004. The use of cash in financing activities related to the year ended January 1, 2005 was due to a reduction in long-term debt of $7.5 million, repayment of capital contributions of $3.5 million, and $0.8 million incurred for deferred finance charges. Net cash provided by financing activities for the year ended January 3, 2004 was primarily the result of the impact of the Transaction.

Post-Transactions. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months. As of December 31, 2005, we had $54.8 million in cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. As of December 31, 2005, we had total indebtedness of $360.5 million outstanding and $46.6 million of borrowings available under our senior credit facilities and senior subordinated notes, subject to customary conditions. We have $3.4 million of letters of credit that reduce availability under the senior credit facilities.

The senior secured credit facilities consist of a five-year $50.0 million revolving credit facility, a six-year Term Loan B facility amortizing $115.0 million, and a five-year Term Loan C facility amortizing $90.0 million. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. Prior to April 1, 2005, the applicable margin was 3.25% over LIBOR and 2.25% over the base rate for revolving credit loans and 2.75% over LIBOR and 1.75% over the base rate for Term Loan B. As of April 1, 2005, the 2.75% over LIBOR and the 1.75% over the base rate for the Term Loan B were amended to 2.0% over LIBOR and 1.0% over the base rate for term loans. The credit agreement was amended to reflect these reductions in interest rates and a Form 8-K was filed on April 8, 2005. Term Loan C was acquired during the period ending December 31, 2005 and the applicable margin is 2.5% over LIBOR and 1.5% over the base rate for term loans. Effective December 2005 the Term B margin is also 2.5% over LIBOR and 1.5% over the base rate. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

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

Capital Expenditures. We anticipate that we will spend approximately $9.0 million on capital expenditures in 2006 and similar amounts thereafter. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $93.9 million at December 31, 2005. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months when sales are slower in anticipation of the peak summer driving season, during which time our working capital tends to be reduced.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of December 31, 2005.

	Payments Due by Period
(in millions)	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations (1)
Term Loan B	$9.8	$28.2	$57.5	$—	$95.5
Term Loan C	0.7	1.8	87.5	—	90.0
Senior subordinated notes	—	—	—	175.0	175.0
Capital leases	0.1	0.2	0.3	—	0.6
Operating lease obligations	6.3	9.6	5.7	8.1	29.7
Interest on indebtedness (2)	32.0	55.0	47.4	48.4	182.8

Total contractual cash obligations	$48.9	$94.8	$198.4	$231.5	$573.6

(1)	The Company is contingently liable for certain advisory fees. See Item 13 “Certain Relationships and Related Transactions.”

(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 4.08%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.2 million assuming outstanding indebtedness of $185.5 million under our senior credit facilities.

Recent Accounting Pronouncements

In June of 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company has evaluated the requirements of this standard and does not expect that it will have a material impact on its financial statements.

In May of 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“FAS”) 154, Accounting Changes and Error Corrections, which replaces Accounting Principals Board (“APB”) Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 changes the requirements for the accounting and reporting of a change in accounting principles. This standard applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principles in net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has evaluated the requirements of this standard and does not expect that it will have a material impact on its financial statements.

In March of 2005, the FASB issued Interpretation (“FIN”) FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company has evaluated the requirements of this standard and it did not have a material impact on its financial statements.

In December of 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123-R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with the original provisions of FAS 123. FAS 123-R is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the requirements of this standard and there may be a material effect on our financial statements.

In December of 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company has evaluated the requirements of this standard it did not have a material impact on its financial statements.

In November of 2004, the FASB issued FAS 151, Inventory Costs - an amendment of ARB 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4 - Inventory Pricing to clarify the accounting treatment for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, FAS 151 requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on its financial statements.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our consolidated financial statements included in Item 8(a) of this document. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Income Taxes. We follow the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis of the assets and liabilities, and operating loss and credit carryforwards. Deferred tax assets and liabilities and are measured using enacted tax rates that are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility, Term Loan Facility, and a Senior Subordinated Note. As of December 31, 2005, the Company has $360.5 million in debt. The Revolving Credit Facility was undrawn and the Senior Subordinated Note for $175 million is fixed at 9.75%. As of December 31, 2005, our exposure to changes in interest rates is related solely to our Term C Loan of $90.0 million and Term B Loan of $95.5 million which provided for quarterly principal and interest payments and is LIBOR plus 2.5% percent and matures in 2010 and 2009, and our undrawn revolver in 2009. Based on the amount outstanding and affected by variable interest rates, a 100 basis point charge would result in approximately $1.9 million change to interest expense.

Item 8.	Financial Statements and Supplementary Data

The financial statements are listed in Part IV Item 15 of this Form 10-K report.

Report of Management

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. Such officers also confirm that there were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are likely to materially effect, our internal controls over financial reporting. The Reliable Acquisition occurred on December 23, 2005 and was outside the internal control over financial reporting of the Company. However, management has reviewed all financial statement information related to Reliable. During 2005, we implemented a PeopleSoft financial package for accounts payable, general ledger, and financial reporting, and management continued its plan for Sarbanes-Oxley Act Section 404 compliance.

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our directors, executive officers and other key employees as of December 2005 are as follows:

Name	Age	Position
Robert Vor Broker	59	Chairman, Chief Executive Officer, President and Director
Bryant Bynum	43	Executive Vice President and Chief Financial Officer
Patrick Judge	59	Executive Vice President , Secretary
Richard Piontkowski	53	Senior Vice President, Sales
Philip Avvisato	64	Vice President, Customer Development
Anthony Fordiani	59	Vice President, Logistics
Richard Kovalick	52	Vice President, Vendor Negotiations and Retail Operations
Lawrence Montante	43	Vice President, Marketing and Purchasing
James Ruby	58	Vice President, Operations
Paul Edgerley	49	Director
Seth Meisel	33	Director
Blair Hendrix	40	Director
Robert Taylor	47	Director
Stephen Zide	44	Director

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

Patrick Judge joined us in 1992 and became Executive Vice President, Secretary in 1998. He has held various positions with us including general manager of A&A Auto Parts. He began his career with us as a manager of an A&A Auto Parts store. Mr. Judge is currently involved in all core business operations including overseeing human resources for 1922 employees, legal issues, real estate taxes, company acquisitions, risk management and developing corporate strategy.

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

Richard Kovalick joined us in 1971 and became Vice President, Purchasing in 1998 and in 2005 becameVice President of Vendor Negotiations and Retail Operations. Prior to that, he was our director for marketing and merchandising and director of purchasing. Mr. Kovalick began his career with us as a manager of an A&A Auto Parts Store.

Lawrence Montante joined us in 1982 and became Vice President, Marketing in 1998 and in 2005 became Vice President of Marketing and Purchasing . From 1987 to 1998, he served as our purchasing agent and director of marketing. Mr. Montante also worked in various capacities at Keystone and A&A Auto Parts.

James Ruby joined us in 1970 and currently serves as Vice President, Operations and is responsible for all operations at the Company’s three warehouse distribution centers, including receiving, stocking, inventory control, picking, shipping, billing, and employee relations. He has held various positions with us including accounting manager.

Paul Edgerley became a director of our company upon consummation of the Transaction. Mr. Edgerley joined Bain Capital in 1988 and has been a Managing Director since 1990. Prior to joining Bain Capital, Mr. Edgerley spent five years at Bain & Company where he worked as a consultant and manager in the healthcare, information services, retail and automobile industries. Previously, Mr. Edgerley, a certified public accountant, worked at Peat Marwick, Mitchell & Company. Currently, Mr. Edgerley sits on the Board of Directors of The Boston Celtics, Steel Dynamics Inc., and Brenntag.

Seth Meisel became a director of our company in 2005. Mr. Meisel joined Bain Capital in 1999 and has been a Vice President since 2004. Prior to joining Bain Capital, Mr. Meisel worked as a consultant and manager at Mercer Management Consulting in the industrial, financial services, and retail industries. Mr. Meisel also serves on the Board of Directors of Broder Bros., Co.

Blair Hendrix became a director of our company in 2004. Mr. Hendrix is an Executive Vice President at Bain Capital. Prior to joining Bain Capital in 2000, Mr. Hendrix was an Executive Vice President and Chief Operating Officer of DigiTrace, Inc. and was a management consultant at Corporate Decisions, Inc. (now Mercer Management Consulting). Mr. Hendrix also serves on the Board of Directors of SMTC Corporation and Innophos, Inc.

Robert Taylor became a director of our company in 1999. Mr. Taylor is a Partner of Advent International Corporation which he joined in 1998. Mr. Taylor has 16 years of private equity experience covering a range of industries, including distribution, business services, healthcare services, and financial services. Mr. Taylor is also a director of American Radiology Services, Long Term Care Group, and National Bankruptcy Services.

Stephen Zide became a director of our company upon consummation of the Transaction. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Broder Bros. and Innophos, Inc.

Recent Developments

As disclosed on our Current Report on Form 8-K filed on February 15, 2006, on February 13, 2006, Robert S. Vor Broker announced his retirement as our Chief Executive Officer, effective February 28, 2006. As disclosed on our Current Report on Form 8-K filed on March 9, 2006, on March 3, 2006 we entered into a separation agreement (the “Separation Agreement”) and a release agreement (the “Release Agreement”) with Mr. Vor Broker. The terms of the

Separation Agreement provide for severance payments to Mr. Vor Broker of (1) a lump-sum of $375,000 after the seventh day of the effective date of the agreement (2) $150,000 due on March 1, 2007. The Separation Agreement also provides for continuation of Mr. Vor Broker’s disability and life insurance benefits and access to COBRA health insurance coverage through March 1, 2007. The Separation Agreement also provides that Mr. Vor Broker’s existing stock options will be terminated and for the issuance of new stock options pursuant to a stock option grant agreement entered into on March 3, 2006 under the Company’s existing stock option plans.

The option grant agreement provides for the issuance of 166,351 shares of options to purchase Class L common stock and 1,497,155 shares of Class A common stock newly issued stock options, an amount equal to one-half of Mr. Vor Broker’s then existing options which were canceled pursuant to the Separation Agreement. Finally, Mr. Vor Broker has also agreed to provide transition and consulting services. We have agreed to pay Mr. Vor Broker $100,000 on March 7, 2007 for consulting services, less applicable withholdings, provided Mr. Vor Broker has complied with the terms and conditions of the Release Agreement. The Release Agreement provides, among other things, that Mr. Vor Broker will release the Company and related parties, including affiliates, officers, shareholders and directors, from any future legal or other claims against the Company including claims under federal and state labor and discrimination laws.

As further disclosed on our Current Report on Form 8-K filed on March 9, 2006, on March 3, 2006, Keystone Automotive Holdings, Inc. (“Holdings”), our corporate parent company, entered into an employment agreement (the “Orzetti Agreement) with Edward Orzetti in connection with Mr. Orzetti’s appointment as president and chief executive officer of Holdings.

The Orzetti Agreement provides for an initial base salary of $550,000. Pursuant to the Agreement, following each year during the term of his employment, Mr. Orzetti is eligible to receive an annual bonus of a target level of 100% of his base salary based (subject to adjustment based on his performance) and Holdings’ achievement of operating targets established by the board of directors of Holdings in consultation with Mr. Orzetti. The Orzetti Agreement also contains provisions regarding participation in employee benefit plans, vacation time, reimbursement of business expenses, protection of confidential information and ownership of intellectual property and employee work product. Mr. Orzetti’s Agreement provides for an initial two-year term that will automatically extend for successive additional one-year terms unless either party gives at least 90 days prior written of non-renewal. In addition, the Orzetti Agreement contains a covenant not to compete and a covenant regarding non-solicitation and non-interference with respect to employees, customers and suppliers. If Mr. Orzetti’s employment is terminated by Holdings without cause or by him with good reason or if his employment terminates as a result of his death or disability, then Mr. Orzetti will be entitled under the Orzetti Agreement to continue to participate in Holdings’ health and insurance benefit plans for a period of one year and to receive severance payments equal to one year’s base salary plus a pro rata portion of this target bonus for the year in which his employment ends plus an additional amount equal to the amount of his prior year’s bonus.

Our Board of Directors

On December 31, 2005 our Board of Directors consisted of has 6 members. Directors serve until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Directors may be removed at any time, with or without cause, by vote of our shareholders. Our board of directors currently has two standing committees: an Audit Committee and a Compensation Committee.

Audit Committee and Audit Committee Financial Expert

The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of (i) the integrity of our financial statements and financial reporting process; (ii) the integrity of our internal controls regarding finance, accounting and legal compliance; and (iii) the independence and performance of our independent auditors. The Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q, and our earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management and independent auditors to discuss our internal controls and financial reporting process and also meets regularly with the independent auditors in private. The current members of the Audit Committee are Messrs. Hendrix and Meisel.

Our Board of Directors has determined that one member of our Audit Committee, Mr. Hendrix, is qualified to be an “audit committee financial expert” within the meaning of SEC regulations. The Board reached its conclusion as to the qualifications of Mr. Hendrix based on his education and experience in analyzing financial statements of a variety of companies. Mr. Hendrix, as a Principal of Bain Capital, LLC, which through its affiliated investment funds holds over 78% of the outstanding common stock of Keystone Automotive Holdings, Inc., which controls the Company, does not meet the standards of independence adopted by the SEC.

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

Name and Principal Position	Period	Salary	Bonus	Other Annual Compensation		Long Term Compensation Awards Common Stock Underlying Options/SARs(#)	All Other Compensation
Robert Vor Broker	2005	$382,212	$105,000	$12,000	(1)	—	$4,979	(2)
Chairman, Chief Executive	2004	389,423	162,908	12,231		3,327,010	4,876
Officer and President	2003	358,521	8,971,319	12,000		—	4,810
Bryant Bynum	2005	277,573	73,321	8,280	(3)	—	2,689	(4)
Executive Vice President and	2004	278,178	116,080	8,439		1,330,800	3,836
Chief Financial Officer	2003	261,768	3,402,952	8,820		—	61,985	(5)
Patrick Judge	2005	213,665	56,988	9,840	(6)	—	4,062	(7)
Executive Vice President	2004	214,996	91,973	10,029		804,030	3,645
	2003	200,906	820,996	9,840		—	3,723
Richard Piontkowski	2005	212,000	56,000	8,280	(8)	—	4,285	(9)
Senior Vice President, Sales	2004	212,461	81,454	8,439		1,663,520	3,932
	2003	184,339	1,464,497	8,280		—	3,542
Philip Avvisato	2005	196,797	52,489	6,000	(10)	—	5,471	(11)
Vice President, Customer	2004	198,023	84,712	6,116		593,320	4,053
Development	2003	182,765	890,654	8,280		—	3,600

(1)	Includes a $12,000, $12,231, and $12,000, automobile allowance paid to Mr. Vor Broker in 2005, 2004, and 2003.

(2)	Includes a $4,979, $4,876, and $4,810 for life insurance premiums and 401 company contributions paid to Mr. Vor Broker.

(3)	Includes a $8,280, $8,439, and $8,820 automobile allowance paid to Mr. Bynum in 2005, 2004, and 2003.

(4)	Includes a $2,689, $3,843, and $4,459 for life insurance premiums and 401 company contributions paid to Mr. Bynum.

(5)	Includes a $57,526 for moving expenses paid to Mr. Bynum.

(6)	Includes a $9,840, $10,029, and $9,840 automobile allowance paid to Mr. Judge in 2005, 2004, and 2003.

(7)	Includes a $4,062, $3,645, and $3,723 for life insurance premiums and 401 company contributions paid for Mr. Judge.

(8)	Includes a $8,280, $8,429, and $8,280 automobile allowance paid to Mr. Piontkowski in 2005, 2004, and 2003.

(9)	Includes a $4,285, $3,932, and $3,542 for life insurance premiums and 401 company contributions paid for Mr. Piontkowski.

(10)	Includes a $6,000, $6,116, and $8,280 automobile allowance paid to Mr. Avvisato in 2005, 2004, and 2003.

(11)	Includes a $5,471, $4,053, and $3,600 for life insurance premiums and 401 company contributions paid for Mr. Avvisato.

Aggregated Option/SAR Exercises During the Year Ended 2005 Year-End Option/SAR Values

The total number of stock options exercised during 2005 were 1,895 Class A common stock and 211 Class L common stock.

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

Stock Option Plan

On October 30, 2003, we adopted our 2003 Executive Stock Option Plan (the “Plan”) under which our employees, directors and advisors may be granted options to purchase shares of Holdings’ authorized but unissued Class A and Class L common stock. The plan is administered by the board of directors of Holdings, or to the extent permitted by law, a committee designated by Holdings’ board. A total of 14,971,572 shares of Class A common stock and

1,663,508 shares of Class L common stock (as adjusted pursuant to terms of the Plan) are available for issuance under the Plan. As of December 31, 2005, options issued and outstanding are 10,888,296 shares of Class A common stock and 1,209,811 shares of Class L common stock.

Our Benefit Plans

We maintain a 401(k) defined contribution plan (the “401(k) Plan”) and are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The 401(k) Plan provides for an employer matching contribution in an amount equal to $0.50 for every $1.00 contributed by the participant. Our match is limited to a maximum of 2% of the employee’s annual compensation. For the year ended January 4, 2004 to January 1, 2005 and January 2, 2005 to December 31, 2005, employer matching contributions totaling $548,426 and $593,510, respectively, were made.

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

Holdings owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings’ common stock as of December 31, 2005, by: (i) each person or entity who owns of record or beneficially 5% or more of any class of Holdings’ voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and named executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Keystone Automotive Operations, Inc., 44 Tunkhannock Avenue, Exeter, Pennsylvania 18643.

	Shares Benefically Owned (1)
	Class A Common Stock		Class L Common Stock (2)
Name	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Principal Shareholders:
Bain Capital Fund VII, L.P. and related entities (3)	70,482,857	78.3%	7,831,429	78.3%
Advent International Corporation (4)	10,285,715	11.4	1,142,858	11.4
Bear Stearns Merchant Capital II, L.P. (5)	5,142,857	5.7	571,429	5.7
Executive Officer and Directors:
Philip Avvisato (6)	470,738	*	52,304	*
Bryant Bynum (7)	839,088	*	93,232	*
Paul Edgerley (8)	—	—	—	—
Anthony Fordiani (9)	470,738	*	52,304	*
Seth Meisel (10)	—	—	—	—
Patrick Judge (11)	958,022	*	106,447	*
Richard Kovalick (12)	958,022	*	106,447	*
Lawrence Montante (13)	556,577	*	61,841	*
Blair Hendrix (14)	—	—	—	—
Richard Piontkowski (15)	856,010	*	95,112	*
James Ruby (16)	470,738	*	52,304	*
Robert Taylor (17)	—	—	—	—
Robert Vor Broker (18)	1,917,724	*	213,080	*
Stephen Zide (19)	—	—	—	—
Executive Officers and Directors as a group:
(14 Persons)	3,702,857	4.1	411,427	4.1

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The Class L common stock is the same as the Class A common stock, except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

(3)	These shares are held by Bain Capital Fund VII, LLC (“BCF VII”), Bain Capital VII Coinvestment Fund, LLC (“BC Co-Invest”), BCIP Associates III, LLC (“BCIP III”), BCIP T Associates III, LLC (“BCIPT III”), BCIP Associates III-B, LLC (“BCIP III-B”), BCIP T Associates III-B, LLC (“BCIPT III-B” and, together with BCF VII, BC Co-Invest, BCIP III, BCIPT III, and BCIP III-B, the “Bain Entities”). The address of the Bain Entities is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	These shares are held by Global Private Equity IV Limited Partnership (“Global IV”), Advent Partners II Limited Partnership (“Advent II”) and Advent Partners GPE-IV Limited Partnership (“Advent GPE” and, together with Global IV and Advent II, the “Advent Entities”). Advent International Corporation serves as manager of the Advent Entities and exercises sole voting and investment power over these shares. The address of the Advent Entities is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.

(5)	These shares are held by Bear Stearns Merchant Banking Partners II, L.P. (“BSMBP II”), Bear Stearns Merchant Banking Investors II, L.P. (“BSMBI II”), Bear Stearns MB-PSERS II, L.P. (“BS MB-PSERS”), The BSC Employee Fund III, L.P. (“BSC Employee Fund III”), and BSC Employee Fund IV, L.P. (“BSC Employee Fund IV” and, together with BSMBP II, BSMBI II, BS MB-PSERS and BSC Employee Fund III, the “Bear Stearns Entities”). Bear Stearns Merchant Capital II, L.P. is the general partner of each of the Bear Stearns Entities and exercises voting and investment control over the shares held by the Bear Stearns Entities. The address of the Bear Stearns Entities is c/o The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179.

(6)	Includes 213,595 shares of Class A common stock and 23,733 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(7)	Includes 479,088 shares of Class A common stock and 53,232 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

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

(9)	Includes 213,595 shares of Class A common stock and 23,733 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(10)	Mr. Meisel is a vice-president at Bain Capital. Mr. Meisel may be deemed to have a beneficial ownership in securities held by such entities. Mr. Meisel disclaims beneficial ownership of any shares held by such entities. However, in such capacities he has a pecuniary interest in certain of the shares held by such entities. Mr. Meisel’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(11)	Includes 289,451 shares of Class A common stock and 32,161 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(12)	Includes 289,451 shares of Class A common stock and 32,161 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(13)	Includes 299,434 shares of Class A common stock and 33,270 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(14)	Mr. Hendrix is a general partner of BCIP Associates III and BCIP Trust Associates III. In such capacities, Mr. Hendrix may be deemed to have a beneficial ownership in securities held by such entities. Mr. Hendrix disclaims beneficial ownership of any shares held by such entities. However, in such capacities he has a pecuniary interest in certain of the shares held by such entities. Mr. Hendrix address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(15)	Includes 299,434 shares of Class A common stock and 33,270 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(16)	Includes 213,595 shares of Class A common stock and 23,733 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(17)	Mr. Taylor is a Partner of Advent International Corporation and disclaims beneficial ownership of all shares held by the Advent Entities. Mr. Taylor’s address is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.

(18)	Includes 1,197,724 shares of Class A common stock and 133,080 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(19)	Mr. Zide is a managing director of BCI. Mr. Zide or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Zide is also a limited partner of BCP VII. In such capacities, Mr. Zide may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Zide disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Zide’s address is c/o Bain Capital NY, LLC, 745 Fifth Avenue, New York, New York 10151.

Item 13.	Certain Relationships and Related Transactions

Holdings Term Loan

As part of the Transaction, Holdings obtained an unsecured loan from Bank of America, N.A. and UBS AG, Cayman Islands Branch (“UBS”) in the amount of $3,500,000. Holdings used the entire proceeds of the loan to make an equity contribution to the Company, the proceeds of which were used to pay the portion of the Transaction purchase price representing the agreed-upon value of the Transaction’s tax benefits. Prior to September 30, 2004, we made a distribution to Holdings which used the proceeds to repay the loan in full. The loan has been repaid in full.

Stockholders Agreement

In connection with the Transaction, Holdings and certain of its shareholders entered into a stockholders agreement pursuant to which each shareholder of Holdings agreed to vote in favor of members of the board of directors of Holdings designated by groups of Holdings’ shareholders who are parties to the stockholders agreement. Pursuant to the stockholders agreement:

•	Holdings will have five directors comprising its board of directors;

•	Bain Capital will designate four directors in its sole discretion; and

•	Advent will designate one director in its sole discretion.

Pursuant to his employment agreement, Mr. Vor Broker is entitled to be nominated as the sixth director of Holdings during his employment with the company.

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

Audit and Audit-Related Fees

Aggregate fees recognized by the Company during the fiscal years ending December 31, 2005 and January 1, 2005 by its Independent Register Public Accounting Firm, PricewaterhouseCoopers LLP, are set forth below. The Audit

Committee of the Company’s Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountants’ independence.

	2004	2005
Audit Fees (1)	$1,108,369	$652,600
Audit-Related Fees (2)	171,000	—
Tax Fees (3)	396,894	413,470
All Other Fees (4)	—	1,500

Total aggregate fees billed	$1,676,263	$1,067,570

(1)	Includes fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and the review of financial statements included the Company’s SEC filings. The fees are for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory or regulatory filings or engagements.

(2)	Includes fees for audits of the Company’s employee benefit plan, due diligence services conducted as part of the Transaction, other attestation engagements, and out-of-pocket expenses.

(3)	Includes fees and out-of-pocket expenses for tax compliance, tax advice, and tax planning services.

(4)	Includes fees for the following software: Accounting, Auditing and Reporting Library.

Pre-Approval Policy

The Audit Committee has established policies on the pre-approval of audit and other services that the Independent Register Public Accounting Firm may perform for the company. The Audit Committee must pre-approve the annual audit fees payable to the Independent Register Public Accounting Firm on an annual basis. The Audit Committee must also approve on a case-by-case basis their engagement for any other work to be performed for the Company that is not an integral component of the audit services as well as the compensation payable to the Independent Registered Public Accounting Firm therefore.

All services provided by PricewaterhouseCoopers LLP in fiscal 2005 were pre-approved by the Audit Committee.

Our Audit Committee also has approved the licensing of the PricewaterhouseCoopers on-line library of financial reporting and assurance literature for compliance with Section 202 of the Sarbanes-Oxley Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements Schedule

The following supplementary financial information is filed in this Form 10-K:

Financial Statement Schedule

The following financial statements are included in Item 8:

(i)	Reports of Independent Registered Public Accounting Firm	F-2

(ii)	Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	F-4

(iii)	Consolidated Statements to Operations and Comprehensive Income for the Year Ended December 31, 2005, Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004, and Period December 29, 2002 to October 30, 2003.	F-5

(iv)	Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended December 31, 2005, Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004, and Period December 29, 2002 to October 30, 2003.	F-6

(v)	Consolidated Statements of Cash Flows for the Year Ended December 31, 2005, Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004, and Period December 29, 2002 to October 30, 2003.	F-7

(vi)	Notes to Consolidated Financial Statements	F-8

Exhibits

Exhibit Number	Exhibit

2.1	Agreement for Blacksmith Acquisition.

2.2	Agreement for Reliable Acquisition.

3.1	Amended and Restated Articles of Incorporation of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4 filed on January 27, 2004.

3.1a	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1a to the Form S-4 filed on January 27, 2004.

3.1b	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1b to the Form S-4 filed on January 27, 2004.

3.1c	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1c to the Form S-4 filed on January 27, 2004.

3.2	By-laws of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.11 to the Form S-4 filed on January 27, 2004.

4.1	Indenture dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the Guarantors party thereto and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Form S-4 filed on January 27, 2004.

4.2	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the subsidiaries of the Company party thereto, Banc of America Securities LLC and UBS Securities LLC, incorporated by reference to Exhibit 4.2 to the Form S-4 filed on January 27, 2004.

10.1	Credit Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Form S-4 filed on January 27, 2004.

10.2	Guarantee and Security Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., the Guarantors party thereto and Bank of America, N.A. , as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Form S-4 filed on January 27, 2004.

10.3	Holdings Term Loan Agreement dated as of October 30, 2003, by and Keystone Automotive Holdings, Inc., Bank of America, N.A. and UBS Loan Finance LLC, incorporated by reference to Exhibit 10.4 to the Form S-4 filed on January 27, 2004.

10.4	Stockholders Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the stockholders party thereto, incorporated by reference to Exhibit 10.5 to the Form S-4 filed on January 27, 2004.

10.5	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the Stockholders party thereto, incorporated by reference to Exhibit 10.6 to the Form S-4 filed on January 27, 2004.

10.6	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, and Robert Vor Broker, incorporated by reference to Exhibit 10.7 to the Form S-4 filed on January 27, 2004.

10.7	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Bryant Bynum, incorporated by reference to Exhibit 10.8 to the Form S-4 filed on January 27, 2004.

10.8	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Patrick Judge, incorporated by reference to Exhibit 10.9 to the Form S-4 filed on January 27, 2004.

10.9	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Richard Piontkowski, incorporated by reference to Exhibit 10.10 to the Form S-4 filed on January 27, 2004.

10.10	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Philip Avvisato, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.11	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Richard Kovalick, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.12	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Anthony Fordiani, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.13	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and James Ruby, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.14	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Lawrence Montante, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.141	Robert Vor Broker separation and option agreement as of February 13, 2006.

10.142	Employment Agreement dated as of February 20, 2006 by and between Keystone Automotive Holdings and Edward H. Orzetti.

10.15	2003 Transaction Bonus Plan of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 10.12 to the Form S-4 filed on January 27, 2004.

10.16	2003 Executive Stock Option Plan of Keystone Automotive Holdings, Inc., incorporated by reference to Exhibit 10.13 to the Form S-4 filed on January 27, 2004.

10.17	Advisory Agreement dated as of October 30, 2003 by and between Keystone Automotive Operations, Inc. and Bain Capital, LLC, incorporated by reference to Exhibit 10.14 to the Form S-4 filed on January 27, 2004.

10.18	Advisory Agreement dated as of October 30, 2003, by and between Keystone Automotive Operations, Inc. and Advent International Corporation, incorporated by reference to Exhibit 10.15 to the Form S-4 filed on January 27, 2004.

10.19	Contribution Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Merger Sub, Inc., and the Contributors named therein, incorporated by reference to Exhibit 10.16 to the Form S-4 filed on January 27, 2004.

10.20	Lease agreement for the Midwest warehouse incorporated by reference to Exhibit 10.20 to the 10-K filed April 1, 2005.

10.21	Lease agreement for the West Coast warehouse incorporated by reference to Exhibit 10.21 to the 10-K filed on April 1, 2005.

10.22	Amendment number 1 dated as of March 14, 2005, and effective April 1, 2005, to the Credit Agreement dated as of October 30, 2003 among Keystone Automotive Holdings, Inc., the Company, the lenders party there to and Bank of America, N.A., as Administrative Agent, Swing line lender and L/C Issuer, incorporated by reference to Exhibit 10.1 to our Current Report or Form 8-K filed on April 1, 2005.

10.23	Amendment number 2 dated as of December 23, 2005, to the Credit Agreement dated as of October 30, 2003 (as amended by Amendment No. 1 to the Credit Agreement effective April 1, 2005) among Keystone Automotive Holdings, Inc., the Company, the lenders party there to and Bank of America, N.A., as Administrative Agent, Swing line lender and L/C Issuer,

14.1	Code of Ethics incorporated by reference to Exhibit 14.1 to the S-4 filed on January 27, 2004.

Subsidiaries

21.1	Subsidiaries of the registrant.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certifications

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2005, Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004 and the Period December 29, 2002 to October 30, 2003	F-5

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended December 31, 2005, Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004 and the Period December 29, 2002 to October 30, 2003	F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2005, Year Ended January 1, 2005, Period October 31, 2003 to January 3, 2004 and the Period December 29, 2002 to October 30, 2003	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder of

Keystone Automotive Operations, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Keystone Automotive Operations, Inc. and its subsidiaries at December 31, 2005 and January 1, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 and for the period from October 31, 2003 to January 3, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Philadelphia, PA

March 29, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Keystone Automotive Operations, Inc.

In our opinion, the consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows of Keystone Automotive Operations, Inc., and its subsidiaries present fairly, in all material respects, the results of their operations and cash flows for the period from December 29, 2002 to October 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

April 2, 2004

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor
	January 1, 2005	December 31, 2005
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$12,390	$8,172
Trade accounts receivable, net of allowance for doubtful accounts of $476 and $2,160, respectively	33,580	53,329
Inventories	73,406	114,039
Deferred tax assets	2,314	4,463
Prepaid expenses and other current assets	3,373	4,442

Total current assets	125,063	184,445
Property, plant and equipment, net	49,914	51,863
Deferred financing costs, net	18,393	17,067
Goodwill	180,473	226,579
Capitalized software, net	1,980	1,585
Intangible assets	196,225	208,054
Other assets	552	2,148

Total assets	$572,600	$691,741

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,470
Current maturities of capital leases	—	70
Trade accounts payable	38,519	53,262
Accrued interest	3,365	3,252
Accrued compensation	3,823	6,142
Accrued expenses	7,876	17,392

Total current liabilities	63,583	90,588
Long-term debt	272,500	350,030
Long-term capital leases	—	517
Long-term liabilities	364	3,105
Deferred tax liabilities	62,027	60,536

Total liabilities	398,474	504,776

Shareholder’s Equity
Common Stock par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	175,000	186,004
Accumulated (deficit) income	(1,338)	493
Accumulated other comprehensive income	464	468

Total shareholder’s equity	174,126	186,965

Total liabilities and shareholder’s equity	$572,600	$691,741

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Predecessor	Successor
	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005
	(000’s)	(000’s)	(000’s)	(000’s)
Net sales	$343,506	$64,578	$448,965	$509,106
Cost of sales	(228,036)	(53,432)	(300,301)	(343,313)

Gross profit	115,470	11,146	148,664	165,793
Selling, general and administrative expenses	(99,936)	(18,320)	(114,443)	(136,094)
Reorganization and other charges	(6,244)	—	—	—
Net gain on sale of property plant and equipment	36	3	—	16

Income (loss) from operations	9,326	(7,171)	34,221	29,715
Other income (expense):
Interest income	21	10	176	146
Interest expense	(5,501)	(4,104)	(25,113)	(26,943)
Other (expense) income, net	(73)	(35)	216	10

Income (loss) before income tax	3,773	(11,300)	9,500	2,928
Income tax (expense) benefit	(1,297)	4,261	(3,799)	(1,097)

Net income (loss)	2,476	(7,039)	5,701	1,831
Other comprehensive income:
Foreign currency translation	276	233	231	4
Change in fair value of derivatives, net of taxes	1,106	—	—	—

Comprehensive income (loss)	$3,858	$(6,806)	$5,932	$1,835

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(in thousands)

	Common Stock (in value)	(Accumulated Deficit)	Contributed Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder’s Equity (Deficit)
Predecessor
Balance, December 28, 2002	$113	$(113,467)	$29,351	$(29)	$(1,106)	$(96)	$(85,234)

Proceeds from stock options exercised	—	—	3	—	—	—	3
Amortization of unearned compensation, net	—	—	—	22	—	—	22
Change in fair value of derivatives, net of taxes of ($678)	—	—	—	—	1,106	—	1,106
Foreign currency translation adjustment, net of taxes	—	—	—	—	276	—	276
Net income	—	2,476	—	—	—	—	2,476
Dividend accretion of preferred shares	—	—	(8,069)	—	—	—	(8,069)

Balance, October 30, 2003	$113	$(110,991)	$21,285	$(7)	$276	$(96)	$(89,420)

Successor
Capital Contribution	$—	$—	$178,500	$—	$—	$—	$178,500
Foreign currency translation	—	—	—	—	233	—	233
Net loss	—	(7,039)	—	—	—	—	(7,039)

Balance, January 3, 2004	—	(7,039)	178,500	—	233	—	171,694

Repayment of Capital contribution	—	—	(3,500)	—	—	—	(3,500)
Foreign currency translation	—	—	—	—	231	—	231
Net income	—	5,701	—	—	—	—	5,701

Balance, January 1, 2005	—	(1,338)	175,000	—	464	—	174,126

Capital contribution	—	—	11,000	—	—	—	11,000
Proceeds from stock options exercised	—	—	4	—	—	—	4
Foreign currency translation	—	—	—	—	4	—	4
Net income	—	1,831	—	—	—	—	1,831

Balance, December 31, 2005	$—	$493	$186,004	$—	$468	$—	$186,965

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor	Successor
	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005
	(000’s)	(000’s)	(000’s)	(000’s)
Cash flows from operating activities:
Net income (loss)	$2,476	$(7,039)	$5,701	$1,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,012	3,641	18,685	19,140
Deferred financing charges	—	—	2,815	2,762
Amortization of unearned compensation	22	—	—	—
Net gain on sale of property, plant and equipment	(36)	(3)	—	(16)
Deferred income taxes	3,023	(4,518)	(1,557)	(3,640)
Non-cash charges related to inventory fair value adjustment	—	9,795	3,518	1,021
Other non-cash charges	(358)	240	(56)	174
Net change in operating assets and liabilities, net of acquisitions:
(Increase) in trade accounts receivable	(651)	(735)	(2,483)	(5,120)
(Increase) decrease in inventory	(5,908)	844	(7,517)	(8,701)
Increase (decrease) in accounts payable and accrued liabilities	8,807	(359)	3,229	(5,861)
Increase (decrease) in other assets/liabilities	2,227	(9,056)	1,354	(2,046)

Net cash provided by (used in) operating activities	15,614	(7,190)	23,689	(456)
Cash flows used in investing activities:
Purchase of Predecessor common mandatorily redeemable and convertible preferred stock	—	(327,443)	—	—
Acquisitions of businesses, net of cash acquired	—	—	—	(90,201)
Purchase of property, plant and equipment	(6,899)	(305)	(4,417)	(5,942)
Capitalized software costs	(551)	(129)	(1,072)	(892)
Transaction and working capital settlement charges	—	—	(1,693)	(568)
Proceeds from sale of property, plant and equipment	2	—	2	63
Return of escrow from the purchase of American Speciality Equipment	445	—	—	—

Net cash used in investing activities	(7,003)	(327,877)	(7,180)	(97,540)
Cash flows from financing activities:
Cash overdraft	—	—	—	6,174
Borrowings under revolving line-of-credit	4,200	(26,200)	—	43,400
Repayments under revolving line-of-credit	—	—	—	(43,400)
Repayments of Predecessor debt	(9,213)	(84,501)	—	—
Proceeds from issuance of Successor long-term debt	—	290,000	—	—
Borrowings under long-term debt	—	—	—	90,000
Principal repayments on long-term debt	—	—	(7,500)	(12,002)
Payments for deferred financing costs	—	(20,875)	(777)	(1,436)
Proceeds from stock options exercised	3	—	—	4
Capital contribution	—	178,500	—	11,000
Repayment of capital contribution	—	—	(3,500)	—

Net cash (used in) provided by financing activities	(5,010)	336,924	(11,777)	93,740

Net effects of exchange rates on cash	276	103	106	38

Increase (decrease) in cash and cash equivalents	3,877	1,960	4,838	(4,218)
Cash and cash equivalents, beginning of period	1,715	5,592	7,552	12,390

Cash and cash equivalents, end of period	$5,592	$7,552	$12,390	$8,172

Supplemental disclosures
Interest paid	$6,013	$770	$25,021	$26,930
Income taxes paid (refunded)	$1,640	$(2,477)	$4,760	$4,661

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive parts and accessories, operating in the eastern, central, and western regions of the United States and part of Canada. The Company sells and distributes over 800 lines of specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 16,000 wholesale customers. The Company’s wholesale operations include an electronic service strategy allowing its customers access to its proprietary electronic catalog, as well as the ability to view inventory and place orders. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters is located in Exeter, Pennsylvania.

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

(in thousands)
Aggregate enterprise value	$441,300
Plus: Transaction costs	4,518
Less: Repayment of existing debt	123,611

Excess purchase price	$322,207

Inventory fair value adjustment	$13,313
Property, plant and equipment fair value adjustment	26,593
Retail trade name - A&A	3,000
eServices trade name - DriverFX.com	1,000
Wholesale trade name - Keystone	50,000
Vendor agreements	60,000
Customer relationships	95,000

Total identifiable intangible assets	209,000
Goodwill	180,473
Less: Deferred taxes	107,172

Excess purchase price	$322,207

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

In the third quarter of 2004, the Company determined that an adjustment was required to the net deferred tax liabilities recorded as of the date of the Transaction. The adjustment related to the manner in which certain tax benefits, to be realized by the Company in future periods, are to be reflected in the balance sheet following a purchase business combination. The adjustment resulted in an increase in goodwill by $10,751 million and an increase in net deferred tax liabilities by corresponding amount. The adjustment has been reflected in the Company’s balance sheet as of January 1, 2005. This adjustment did not have an impact on the Company’s results of operations or cash flow and will not have an impact on future cash tax payments.

The accompanying balance sheets at January 1, 2005 and December 31, 2005 and statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and of cash flows for the period from October 31, 2003 to January 3, 2004, the year ended January 1, 2005 and the year ended December 31, 2005 are prepared on the Successor basis of accounting for the Transaction described above.

In May 2005, the Company acquired all of the shares of capital stock of Blacksmith Distributing Inc. (“Blacksmith”), a regional distributor of truck and automotive aftermarket accessories (the “Blacksmith Acquisition”). The primary benefit received from the Blacksmith Acquisition was access to new customers and the ability to consolidate most of Blacksmith’s overhead into the Company’s infrastructure. The results of operations for the Blacksmith Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Blacksmith Acquisition. “Other Intangible Assets” mainly represents the fair value of customer and vendor agreements that will be amortized over 17 years. The Company has finalized the allocation of the purchase price as of December 31, 2005, and management is not aware of any additional significant impacts; thus the allocation of the purchase price is as follows:

(in thousands)
Cash	$175
Accounts receivable	3,520
Finished goods inventory	5,432
Other assets	182
Fixed assets	1,052
Other Intangible Assets	6,001
Goodwill	18,157
Accounts payable and others	(3,809)

Purchase Price	$30,710

On December 23, 2005 pursuant to a Stock Purchase Agreement dated November 11, 2005, as amended by the Amendment to the Stock Purchase Agreement dated December 13, 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. (“Reliable”) from Robert L. Price, Gregory W. Doyle, Daniel E. Richardson and CID Mezzanine Capital, L.P. for an aggregate consideration of $60.1 million, consisting of $49.1 million in cash and $11.0 million in seller notes (“Reliable Acquisition”). In December 2005, Holdings obtained $11 million in seller notes in order to fund the difference in the Reliable Acquisition between amounts received from the Company in cash and the aggregate consideration of the purchase price. The seller notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The seller notes require payment by Holdings prior to the maturity date in certain circumstances.

The primary benefit received from the Reliable Acquisition was access to new customers, the ability to consolidate most of Reliable’s overhead into the Company’s infrastructure and to expand operations in the West Coast and South East regions. The results of operations for the Reliable Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Reliable Acquisition. “Other Intangible Assets” mainly represents the fair value of a customer agreements that will be amortized over 20 years. The Company is in the process of finalizing the allocation of the purchase price as of December 31, 2005; thus the allocation of the purchase price is subject to refinement because of the working capital settlement.

(in thousands)
Accounts receivable	11,314
Finished goods inventory	27,521
Other assets	497
Fixed assets	1,626
Other Intangible Assets	17,000
Goodwill	27,949
Accounts payable and others	(25,848)

Purchase Price	$60,059

The following unaudited pro forma statements of operation data present the information for the fiscal years ending January 1, 2005 and December 31, 2005 as if the Reliable Acquisition had occurred as of January 4, 2004:

(in thousands)
	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005

	(unaudited)
Net Sales	$563,588	$636,589
Income (loss) before income tax	6,209	(544)
Net income (loss)	$3,771	$(342)

2.	Recent Accounting Pronouncements

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

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123-R requires all share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123-R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption. Using the modified retrospective method, companies are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with the original provisions of FAS 123. FAS 123-R is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the requirements of this standard and there may be a material effect on our financial statements.

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

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. Fiscal years 2005 and 2004 were comprised of 52 weeks, while fiscal year 2003 had 53 weeks.

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

A roll forward of our allowance account is as follows:

(in thousands)	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005
Deduction from Accounts Receivable -
Allowance for losses;
Balance at beginning of year	$658	$299	$540	$476
Additions related to acquisitions	—	—	—	1,479
Additions charged to earnings	643	294	1,211	1,284

Charge-offs, net recoveries	(1,002)	(53)	(1,275)	(1,079)

Balance at end of year	$299	$540	$476	$2,160

Vendor Allowances

Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. In November 2002, the FASB reached a consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF No. 02-16”). EITF No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. This consensus is generally effective for new and modified agreements subsequent to December 31, 2002. The Company recognizes vendor rebates, discounts and allowances based on the terms of written agreements. Cost of sales also includes excess vendor credits received for providing promotional activities in accordance with EITF No. 02-16. Due to the timing of when these promotional agreements were signed, EITF No. 02-16 did not have a material impact on the company until the year ended January 1, 2005. The company has included $5.0 million in excess vendor credits as a reduction in cost of sales for the year ended January 1, 2005 and December 31, 2005, in accordance with the EITF No. 02-16. Certain agreements have several year terms, thus requiring recognition over an extended period.

As of January 1, 2005 and December 31, 2005, the company reduced the carrying value of inventory by an estimate of purchase discounts and volume rebates and excess vendor credits related to promotional activities that remain in ending inventory at period end, based upon inventory turnover rates. The impact of these excess vendor credits reduced the inventory balance by approximately $0.2 million for the year ended

January 1, 2005 and increased the inventory balance by approximately $0.2 million for the year ended December 31, 2005.

For the period December 29, 2002 to October 30, 2003 and the period October 31, 2003 to January 3, 2004, vendor allowances, in excess of costs incurred, received as reimbursement for performing promotional activities totaling approximately $2.8 million, and $1.4 million, respectively were classified as a reduction to advertising expense in selling, general and administrative expenses rather than as a reduction to cost of sales, as currently required by EITF No. 02-16.

Inventory Valuation

Inventories consist primarily of new purchased packaged auto parts and accessories, are valued at the lower of cost or market and are stated on the average cost method. The Company’s reported inventory cost consists of the cost of product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company’s reported inventory cost is reduced for the impact of vendor rebates for the year ended January 1, 2005 and December 31, 2005 for the impact of excess vendor credits received related to the performance of promotional activities.

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

Goodwill

Effective December 30, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An initial test was completed in connection with the adoption of SFAS No. 142, which concluded there was no impairment. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit’s goodwill is less than its carrying amount, goodwill would be considered impaired. The Company did not incur any impairment charges in connection with its annual impairment tests conducted as of January 1, 2005 and December 31, 2005.

The following table displays changes in the carrying amount of goodwill:

(in thousands)	Total	Distribution	Retail
Successor:
Balance as of January 3, 2004	$178,780	$165,180	$13,600
Working Capital Adjustment	1,300	1,300	—
Transaction related costs	393	393	—

Balance as of January 1, 2005	$180,473	$166,873	$13,600
Working Capital Adjustment for the Blacksmith Acquisition	286	286	—
Transaction related costs for the Blacksmith Acquisition	153	153	—
Transaction related goodwill	45,667	45,667	—

Balance as of December 31, 2005	$226,579	$212,979	$13,600

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

Amortization of capitalized software and website development costs charged to operations was $2.5 million, $0.5 million, $0.9 million, and $0.4 million for the period from December 29, 2002 to October 30, 2003, for the period from October 31, 2003 to January 3, 2004, for the year ended January 1, 2005, and for the year ended December 31, 2005, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including definite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes occur, the Company estimates the fair value of the asset primarily from discounted cash flow and, if applicable, the eventual disposition of the assets and compare that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, the Company will accelerate depreciation to match the revised useful life of the asset. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such an asset are less than its carrying value.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Subsequent to the Transaction, the Company has floating and fixed rate borrowings. The fair value of the Company’s $282.5 million in debt outstanding as of January 1, 2005 was $295.8 million and of the $360.5 million in debt outstanding as of December 31, 2005 the fair value was $336.5 million.

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

On May 20, 2004, options to acquire approximately 11.2 million of Class L and 1.2 million of Class A shares of Holdings stock were issued to certain of the Company’s employees. The weighted average exercise price of Class L is $32.04 and Class A is $0.39. As of January 1, 2005, no options were exercised. As of December 31, 2005, 1,895 Class A shares and 211 Class L shares were exercised. The fair value of the options is equal to the weighted average grant date value. Had compensation costs for the Company’s Option program been determined under SFAS No. 123, based on the fair value at the grant date, the Company’s pro forma net income would have equaled reported net income for the year ended December 28, 2002, for the period December 29, 2002 to October 30, 2003, and for the period October 31, 2003 to January 3, 2004. For the years ended January 1, 2005 and December 31, 2005, the Company’s pro forma net income would have been as follows:

(in thousands)	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005
Net income, as reported	$5,701	$1,831
Pro forma SFAS No. 123,	(141)	(257)

expense net of related tax	$5,560	$1,574

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

A summary of options outstanding as of January 1, 2005 is as follows:

	Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Class L	$32.04	1,244,854	248,971	$32.04	8.8 yrs.
Class A	0.39	11,203,686	2,240,737	0.39	8.8 yrs

A summary of options outstanding as of December 31, 2005 is as follows:

	Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Class L	$32.04	1,209,811	483,924	$32.04	7.8 yrs.
Class A	0.39	10,888,296	4,355,319	0.39	7.8 yrs

The Black-Scholes option pricing model was used to estimate the fair value for each grant made under the Plan. The Company calculated this fair value under the minimal value method using a risk-free rate of 3.74% and an expected life of 5 years.

For the period ended December 31, 2005, no new options were issued, an immaterial amount was exercised and 313,494 Class A shares and 34,833 Class L shares were forfeited.

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

Reclassifications

Certain amounts reported in the prior year financial statements and notes thereto have been reclassified to conform to the December 31, 2005 classifications primarily sales of promotional materials to customers which were previously classified as reductions of selling, general and administrative expenses have been reclassified to net sales. For the period December 29, 2002 to October 30, 2003 and for the period October 31, 2003 to January 3, 2004, $4.2 million and $0.2 million have been reclassified.

4.	Reorganization and Other Charges

In conjunction with the acquisition by Holdings on October 30, 2003, the Company incurred $6.5 million of Transaction-related costs, primarily for accounting, legal and banking services. These costs were partially offset by an adjustment of $0.3 million related to resolution of a contingency related to a prior year divestiture.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	January 1, 2005	December 31 2005
Income tax receivable	$403	$—
Prepaid Insurance	481	511
Deposits	785	1,497
Other current assets	1,704	2,434

Total	$3,373	$4,442

6.	Property, Plant and Equipment

Property, plant and equipment at January 1, 2005 and December 31, 2005 consist of the following:

(in thousands)	January 1, 2005	December 31, 2005
Land	$4,164	4,252
Buildings and improvements	31,110	30,535
Machinery and equipment	5,214	8,943
Office furniture and fixtures	2,297	4,105
Transportation equipment	13,764	17,350

Total	56,549	65,185
Less: Accumulated depreciation	(6,635)	(13,322)

Net property, plant and equipment	$49,914	$51,863

Depreciation expense for period from December 29, 2002 to October 30, 2003, the period from October 31, 2003 to January 3, 2004, the year ended January 1, 2005, and the year ended December 31, 2005 amounted to $3.0 million, $0.9 million, $5.8 million, and $6.7 million respectively. Included in cost of sales is less than $0.1 million of depreciation expense.

7.	Intangible Assets

The Transaction, the Blacksmith Acquisition and the Reliable Acquisition were accounted for as purchases in accordance with SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the estimated acquisition consideration was allocated to the Company’s assets and liabilities, including identified intangible assets with finite lives, which will be amortized over those lives. Any remaining consideration was allocated to goodwill. These fair value adjustments, which are reflected in our financial statements, were based upon an assessment of value by management and an independent third party appraisal firm of our intangible assets. The purchase price allocation included the following intangible assets being reflected in our financial statements at January 1, 2005 and December 31, 2005:

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at January 1, 2005
Retail trade name —A&A	$3,000	30	$(116)	$2,884
eServices trade name — DriverFX.com	1,000	15	(78)	922
Wholesale trade name — Keystone	50,000	30	(1,944)	48,056
Vendor agreements	60,000	17	(4,118)	55,882
Customer relationships	95,000	17	(6,519)	88,481

Total intangibles, net	$209,000		$(12,775)	$196,225

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at December 31, 2005
Retail trade name —A&A	$3,000	30	$(217)	$2,783
eServices trade name — DriverFX.com	1,000	15	(144)	856
Wholesale trade name — Keystone	50,000	30	(3,611)	46,389
Vendor agreements	60,249	17	(7,656)	52,593
Customer relationships	17,000	20	—	17,000
Customer relationships	100,752	17	(12,319)	88,433

Total intangibles, net	$232,001		$(23,947)	$208,054

The estimated annual amortization expense related to these intangible assets for each of the five succeeding fiscal years is estimated to be $12.2 million per year.

The aggregate amortization expense for the periods ending October 30, 2003 and January 3, 2004 and years ending January 1, 2005 and December 31, 2005 are $0.5 million, $2.3 million, $11.0 million, and $11.2 million respectively.

8.	Accrued Expenses

The Company carries a high deductible for workers’ compensation, automotive and general liability claims up to certain retention levels. As of January 1, 2005 and December 31, 2005, the Company estimated its liability for these claims to be $1.5 million, and $1.6 million respectively, of which $1.1 million and $1.2 million, respectively, is classified in other accrued expenses and $0.4 million is classified in other long-term liabilities.

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

On April 1, 2005, the Company entered into Amendment No. 1 to the Credit Agreement dated as of October 30, 2003 among Holdings, the Company, the Lenders party thereto and Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (the “Amendment No. 1”). The Amendment No. 1 modified the term loans then outstanding under the Credit Agreement (the “Term Loans”) with a new class of term loans designated as “Term B Loans”. The aggregate principal amount of the Term B Loans was equal to the aggregate principal amount of the Term Loans previously outstanding under the Credit Agreement on the effective date of the Amendment. The Term B Loans have terms, rights and obligations materially identical to the Term Loans except that the rates for borrowing under the Term B Loans bear interest at a rate of 2.00 percent over LIBOR and 1.00 percent over base rates and mature in 2009 as compared to 2.75 percent over LIBOR and 1.75 percent over base rates. In addition, the Amendment No. 1 amended related definitions and contained immaterial modifications to various other provisions of the Credit Agreement.

On December 23, 2005, the Company entered into Amendment No. 2 to the Credit Agreement dated as of October 30, 2003 (as amended by Amendment No. 1 to the Credit Agreement dated as of April 1, 2005) among Holdings, the Company, the Lenders party thereto and Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (the “Amendment No. 2”). Amendment No. 2 added Reliable and its subsidiaries as “Guarantors” under the Credit Agreement and the Security Agreement amended certain financial covenants in the Credit Agreement.

The Amendment No. 2 effects the addition of a new tranche of term loans of $90 million under the Credit Agreement designated as “Term C Loans”. The rates for borrowing under the Term C Loans shall initially be 2.5% per annum over the Eurodollar Rate (as defined in the Credit Agreement) and 1.5% per annum over the Base Rate (as defined in the Credit Agreement). The Term C Loans shall amortize on a quarterly basis commencing April 1, 2006 and shall mature on October 30, 2010.

The Revolving Credit Facility provides for borrowings of up to $50 million for working capital needs and for permitted acquisitions. The Revolving Credit Facility bears an interest rate on borrowings of LIBOR plus 3.25 percent. The Revolving Credit Facility expires in 2008 and carries a commitment fee of 0.75 percent per year when the Company’s Leverage Ratio is greater than 4.25 to 1.0 and 0.5 percent per year when the Leverage Ratio is equal to or less than 4.25 to 1.0. The Company’s Leverage Ratio calculation, based on our current credit agreement, is 5.13 at December 31, 2005. There was no balance outstanding on the Revolving Credit Facility as of January 1, 2005 and December 31, 2005. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

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

Debt balances at January 1, 2005 and December 31, 2005 are as follows:

(in thousands)	January 1, 2005	December 31, 2005
Term B loan facility	$107,500	$95,500
Term C loan facility	—	90,000
Senior subordinated noted due 2013	175,000	175,000

	282,500	360,500
Less: current portion	10,000	10,470

Total long-term debt	$272,500	$350,030

The current portion of long-term debt consists of scheduled payments to be made during the next fiscal year.

At January 1, 2005 and December 31, 2005, the Company was in compliance with all required covenants.

Maturities of long-term debt are as follows:

(in thousands)
2006	$10,470
2007	14,368
2008	15,592
2009	58,445
2010	86,625
Thereafter	175,000

$360,500

The balance of the amount includes principal repayments under the Company’s Term Loan Facilities. The Company believes that it has the ability to obtain additional financing, if necessary, to ensure repayment of these amounts.

The secured Credit Agreement includes a provision that requires the Company to prepay a portion, or all, of its borrowings under the Term Loan Facility with the proceeds received from certain events, including the sale of assets, the issuance of debt, equity or obtaining replacement financing. The secured Credit Agreement also requires a prepayment if the Company has “excess cash flow” as defined in the agreement. The Company made a prepayment for the period ended January 1, 2005 and December 31, 2005 of $1.0 million and $7.0 million, respectively.

10.	Income Taxes

For the period from December 29, 2002 to October 30, 2003, the period from October 31, 2003 to January 3, 2004, the year ended January 1, 2005, and the year ended December 31, 2005, income tax expense is comprised of the following components:

	Predecessor	Successor
(in thousands)	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005
Current:
Federal	$(2,729)	$—	$3,520	$751
State	253	111	1,664	3,773
Foreign	750	146	172	213

Total current	(1,726)	257	5,356	4,737

Deferred:
Federal	3,182	(3,829)	(293)	1,623
State	(162)	(694)	(1,278)	(5,268)
Foreign	3	5	14	5

Total deferred	3,023	(4,518)	(1,557)	(3,640)

Total income tax expense	$1,297	$(4,261)	$3,799	$1,097

The differences between the tax expense from earning reflected in the financial statements and the amounts calculated at the federal statutory income tax rate are as follows:

	Predecessor	Successor
(in thousands)	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005
Income taxes at federal statutory rate	$1,321	$(3,955)	$3,325	$1,025
State and Canadian provincial income tax, net of federal benefit	(22)	(382)	289	(121)
Items not deductible for tax	—	—	—	—
Transaction-related non-deductible expenses	750	—	—	—
Transaction-related stock compensation tax benefit	(736)	—	—	—
True-up of income tax liability - federal and state	—	—	—	175
Other	(16)	76	185	18

Total income tax expense	$1,297	$(4,261)	$3,799	$1,097

As of January 1, 2005 and December 31, 2005, the Company has state net operating loss carryforwards of $34.9 million and $44.3 million, respectively that expire over the period from 2006 through 2024. The Company also had a federal net operating loss carryforward of $2.0 million as of January 3, 2004.

The following are the significant components of the Company’s deferred income tax assets and liabilities at January 1, 2005 and December 31, 2005:

(in thousands)	January 1, 2005	December 31, 2005
Deferred tax assets:
Accounts receivable	$123	$208
Inventory	414	1,967
Net operating losses	1,529	2,571
Accrued expenses	1,247	1,559
Other	530	734

	3,843	7,039

Deferred tax liabilities:
Property, plant and equipment	(9,557)	(10,778)
Inventory	—	—
Intangible assets	(53,999)	(52,329)

	(63,556)	(63,107)

Net deferred tax asset (liability)	(59,713)	(56,073)

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

As of January 1, 2005 and December 31, 2005, the 1,000 shares of the Company’s common stock issued and outstanding was owned by Holdings. The Company’s common stock has a par value of $ 0.01 per share. In conjunction with the Transaction, Holdings contributed $179.0 million of capital to the Company. Of the $179.0 million, $3.5 million, which was used to pay a portion of the purchase price, is related to the value of certain future tax benefits associated with the Transaction. During the year ended January 1, 2005, the Company returned the $3.5 million in capital contributions to Holdings. In December 2005, Holdings obtained $11 million in seller notes in order to fund the difference in the Reliable Acquisition between amounts received from the Company in cash and the aggregate consideration of the purchase price. The seller notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The seller notes require payment by Holdings prior to the maturity date in certain circumstances.

As of January 1, 2005, Holdings had 89,999,999 shares of Class A and 9,999,999 shares of Class L common stock issued and outstanding. As of December 31, 2005, Holdings had 90,001,894 shares of Class A and 10,000,210 shares of Class L common stock issued and outstanding. Class A and Class L common stock are the same, except that Class L common stock is entitled to a preference over Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

Prior to the Transaction, the Company had 29.8 million shares of Common Stock authorized, with 11,262,081 shares issued and outstanding as of December 28, 2002. Common Stock has a par value of $0.01 per share. These shares were purchased and cancelled as part of the Transaction.

12.	Mandatorily Redeemable and Convertible Preferred Stock

Prior to the Transaction, the Company had 200,000 shares of preferred stock authorized. Each share of preferred stock had a stated value of $649.99 plus accrued dividends and was senior to common stock as to dividends and liquidation rights and was redeemable either by the Company or the holder depending on certain conditions. Dividends accrued in an amount equal to 7 percent of the stated value from the date of issue and are cumulative. Effective March 6, 2002, the dividend rate automatically increased to 9 percent.

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

Distribution

The Distribution segment aggregates five operating segments that are economically similar, share a common class of customers, and distribute the same products. This segment of our business is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 19 non-inventory stocking cross-docks located throughout the East Coast, Midwest, and parts of Canada; (iii) 9 warehouse locations related to the Reliable Acquisition, and (iv) our fleet of over 375 trucks that provide multi-day per week delivery and returns along over 259 routes which cover 45 states and parts of Canada. The Exeter, Kansas City, and Corona warehouse distribution centers holds a majority of our inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution Segment in the table below, and are eliminated to arrive at net sales to third parties.

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

The financial information for the two reportable segments is as follows:

	Predecessor	Successor
(in thousands)	December 29, 2003 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005
Net Sales
Distribution	$336,884	$63,531	$440,751	$501,824
Retail	22,635	4,114	27,973	26,847
Elimination	(16,013)	(3,067)	(19,759)	(19,565)

Total	$343,506	$64,578	$448,965	$509,106

Interest income
Distribution	$(21)	$(10)	$(176)	$(146)
Retail	—	—	—	—

Total	$(21)	$(10)	$(176)	$(146)

Interest expense
Distribution	$5,501	$4,104	$25,113	$26,943
Retail	—	—	—	—

Total	$5,501	$4,104	$25,113	$26,943

Depreciation & amortization
Distribution	$5,913	$3,609	$18,371	$18,848
Retail	121	32	314	292

Total	$6,034	$3,641	$18,685	$19,140

Income tax expense (benefit)
Distribution	$1,459	$(4,208)	$3,918	$1,458
Retail	(162)	(53)	(119)	(361)

Total	$1,297	$(4,261)	$3,799	$1,097

Net income (loss)
Distribution	$2,715	$(6,938)	$5,879	$2,433
Retail	(239)	(101)	(178)	(602)

Total	$2,476	$(7,039)	$5,701	$1,831

	Predecessor	Successor
(in thousands)	December 29, 2003 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005
Capital Expenditures
Distribution	$6,694	$305	$3,903	$5,916
Retail	205	—	514	26

Total	$6,899	$305	$4,417	$5,942

(in thousands)	January 1, 2005	December 31, 2005
Total Assets
Distribution	$558,114	$663,680
Retail	14,486	28,061

Total	$572,600	$691,741

For the period from December 29, 2002 to October 30, 2003, the period from October 31, 2003 to January 3, 2004, the year ended January 1, 2005, and the year ended December 31, 2005, net sales in the United States represent approximately 90%, 90%, 88%, and 90% of net sales, respectively. At January 1, 2005 and December 31, 2005, approximately 99% of long-lived assets are in the United States.

No customer accounted for more than 1.5% of sales for the period from December 29, 2003 to October 30, 2003, for the period from October 31, 2003 to January 3, 2004, or for the years ended January 1, 2005 and December 31, 2005.

14.	Employee Benefits

The Company maintains a defined contribution plan qualifying under Internal Revenue Code Section 401(k). The employer contributes 50 percent of the employee’s contribution. The employer contribution is capped at 2 percent of the employee’s compensation. The employee may contribute up to statutory limits of their compensation. All employees are eligible to participate after six-months of service. The total Company contributions for the period from December 29, 2002 to October 30, 2003, for the period from October 30, 2003 to January 3, 2004, for the year ended January 1, 2005, and for the year ended December 31, 2005 were $0.4 million, $0.1 million, $0.5 million, and $0.6 million respectively.

On October 30, 2003, the Company adopted our 2003 Executive Stock Option Plan under which employees and directors, of Keystone or its subsidiaries may be granted options to purchase shares of Holdings authorized but unissued Class A and Class L common stock. The plan is administered by the Board of Directors, or to the extent permitted by law, a committee designated by Holdings’ board. A total of 14,971,572 shares of Holdings’ Class A common stock and 1,663,508 shares of Holdings’ Class L common stock (as adjusted pursuant to terms of the plan) have been approved for issuance under the Plan. As of January 1, 2005, options issued and outstanding are 11,203,686 shares of Class A common stock and 1,244,854 shares of Class L common stock. As of December 31, 2005, options issued and outstanding are 10,888,296 shares of Class A common stock and 1,209,811 shares of Class L common stock.

15.	Related Party Transactions

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges related to the disposal of the ATV retail business, racing sponsorship fees and management relocation costs. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in

F-27

periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses, which is included as part of the purchase price and deferred financing costs, related to the Transaction. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Included in accrued expenses at January 1, 2005 and December 31, 2005 are $1.8 million and $1.5 million, respectively, due to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Included in accrued expenses at January 1, 2005 and December 31, 2005 are $0.2 million and nil, respectively, due to Advent.

The Company has transactions in the normal course of business with one of its new principal stockholders affiliated companies. Included in selling, general and administrative expense for the period December 29, 2002 to October 30, 2003, the period October 31, 2003 to January 3, 2004, the year ending January 1, 2005 and the year ending December 31, 2005 is approximately less than $0.2 million for office supplies. Included in the accounts payable at January 1, 2005 and December 31, 2005 is less than $0.2 million due to the affiliates.

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

Prior to the Transaction, the Company had transactions in the normal course of business with one of its principal stockholders and its affiliated companies. Included in selling, general and administrative expense for the period from December 29, 2002 to October 30, 2003 is approximately $0.1 million of rental expense under an operating lease agreement for transportation equipment and approximately $0.7 million, for repairs and rentals of delivery trucks. For the period from October 31, 2003 to January 3, 2004 there was less than $0.1 million and $0.1 million for these operating leases for transportation equipment and repairs and rental of delivery trucks, respectively.

The Company participates in a sponsorship program on behalf of Amato Racing, an organization whose sole stockholder was a shareholder and Director of the Company through October 30, 2003. For the period from December 29, 2002 to October 30, 2003 and for the period from October 31, 2003 to January 3, 2004, the Company expensed $0.4 million, and $0.1 million, respectively in connection with this program. For the year ended January 1, 2005, Amato Racing is no longer a related party due to the Transaction.

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

Future minimum payments by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of January 1, 2005:

Years
2006	$6,231
2007	5,434
2008	4,129
2009	3,491
2010	2,235
Thereafter	8,151

$29,671

Rental expense for all operating leases was $2.5 million, $0.5 million, $2.7 million, and $3.8 million for the period from December 29, 2002 to October 30, 2003, for the period from October 31, 2003 to January 3, 2004, for the year ended January 1, 2005, and for the year ended December 31 2005, respectively.

The following is an analysis of the leased property under capital leases by major classes:

(in thousands)	Asset Balances at December 31, 2005
Classes of Property:
Transportation equipment	510
Office furniture and fixtures	218

Less: Accumulated amortization	(22)

$750

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005:

Years
2006	$145
2007	145
2008	145
2009	145
2010	228
Thereafter	37

Total future minimum lease payments	845
Less: Amount representing interest	258

Present value of net minimum lease payments	$587

17.	Derivative Financial Instruments

As of January 1, 2005 and December 31, 2005 the Company does not have any derivative instruments.

Prior to the Transaction in October 2003, the Company’s derivative financial instrument, which constituted an interest rate swap agreement, was utilized by the Company to manage variable interest rate exposure on its long-term debt. This transaction was accounted for as a cash-flow hedge with changes in fair value reported in other comprehensive income.

The change in fair value of the Company’s interest rate swap during the years resulted in an increase of $2.1 million ($1.2 million net of income taxes) in the period ended December 28, 2002 and a decrease of $1.7 million ($1.0 million net of income taxes) for the period from December 29, 2002 to October 30, 2003 included in the accumulated other comprehensive income line of the shareholders’ equity.

18.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations or cash flows.

19.	Subsequent Event

Robert Vor Broker, President, Chairman and Chief Executive Officer announced his retirement effective February 28, 2006. Effective March 1, 2006, Edward Orzetti was elected the new President and Chief Executive Officer.

As disclosed on our Current Report on Form 8-K filed on February 15, 2006, Robert S. Vor Broker announced his retirement on February 13, 2006, as our Chief Executive Officer, effective February 28, 2006. As disclosed on our Current Report on Form 8-K filed on March 9, 2006, on March 3, 2006 the Company entered into a separation agreement (the “Separation Agreement”) and a release agreement (the “Release Agreement”) with Mr. Vor Broker. The terms of the Separation Agreement provide for severance payments to Mr. Vor Broker of (1) a lump-sum of $375,000 after the seventh day of the effective date of the agreement (2) $150,000 due on March 1, 2007. The Separation Agreement also provides for continuation of Mr. Vor Broker’s disability and life insurance benefits and access to COBRA health insurance coverage through March 1, 2007. The Separation Agreement also provides that Mr. Vor Broker’s existing stock options will be terminated and for the issuance of new stock options pursuant to a stock option grant agreement entered into on March 3, 2006 under the Company’s existing stock option plans.

The option grant agreement provides for the issuance of 166,351 shares of options to purchase Class L common stock and 1,497,155 shares of Class A common stock newly issued stock options, an amount equal to one-half of Mr. Vor Broker’s then existing options which were canceled pursuant to the Separation Agreement. Finally, Mr. Vor Broker has also agreed to provide transition and consulting services. We have agreed to pay Mr. Vor Broker $100,000 on March 7, 2007 for consulting services, less applicable withholdings, provided Mr. Vor Broker has complied with the terms and conditions of the Release Agreement. The Release Agreement provides, among other things, that Mr. Vor Broker will release the Company and related parties, including affiliates, officers, shareholders and directors, from any future legal or other claims against the Company including claims under federal and state labor and discrimination laws.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2006

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

By:	/s/ Robert Vor Broker
Name:	Robert Vor Broker Principal Executive Office

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 27, 2006.

Signature	Title

/s/ Robert Vor Broker	Principal Executive Officer

/s/ Bryant Bynum	Executive Vice President and Chief Financial Officer

/s/ Blair Hendrix	Director

/s/ Robert Taylor	Director

/s/ Stephen Zide	Director