Form 10-Q
period 2006-04-01
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2006-05-16
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 16, 2006, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED APRIL 1, 2006

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	April 1, 2006
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$8,172	$10,033
Trade accounts receivable, net of allowance for doubtful accounts of $2,160 and $1,788, respectively	53,329	60,307
Inventories	114,039	123,811
Deferred tax assets	4,463	5,735
Prepaid expenses and other current assets	4,442	2,130

Total current assets	184,445	202,016

Property, plant and equipment, net	51,863	52,171
Deferred financing costs, net	17,067	16,304
Goodwill	226,579	226,579
Capitalized software, net	1,585	1,417
Intangible assets	208,054	205,015
Other assets	2,148	2,251

Total assets	$691,741	$705,753

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$10,470	$10,695
Current maturities of capital leases	70	70
Trade accounts payable	53,262	71,481
Accrued interest	3,252	7,366
Accrued compensation	6,142	6,706
Accrued expenses	17,392	9,286

Total current liabilities	90,588	105,604

Long-term debt	350,030	347,356
Long-term capital leases	517	505
Long-term liabilities	3,105	3,480
Deferred tax liabilities	60,536	60,476

Total liabilities	504,776	517,421

Shareholder’s Equity
Common Stock par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	186,004	186,895
Accumulated income	493	973
Accumulated other comprehensive income	468	464

Total shareholder’s equity	186,965	188,332

Total liabilities and shareholder’s equity	$691,741	$705,753

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ending
	April 2, 2005	April 1, 2006
	(000’s)	(000’s)
Net sales	$119,863	$158,225
Cost of sales	(79,222)	(106,863)

Gross profit	40,641	51,362
Selling, general and administrative expenses	(32,392)	(42,154)

Income from operations	8,249	9,028
Other income (expense):
Interest income	69	71
Interest expense	(6,583)	(8,447)
Other income (expense), net	10	(7)

Income before income tax	1,745	825
Income tax expense	(682)	(345)

Net income	1,063	480
Other comprehensive income:
Foreign currency translation	(161)	(4)

Comprehensive income	$902	$476

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	April 2, 2005	April 1, 2006
	(000’s)	(000’s)
Cash flows from operating activities:
Net income	$1,063	$480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,574	5,164
Deferred financing charges	689	763
Deferred income taxes	(830)	(1,332)
Non-cash stock-based compensation expense	—	891
Other non-cash charges	45	(599)
Net change in operating assets and liabilities, net of acquisitions:
Increase in trade accounts receivable	(9,736)	(6,646)
Increase in inventory	(11,580)	(9,505)
Increase in accounts payable and accrued liabilities	21,767	13,332
Decrease in other assets	3,106	2,196

Net cash provided by operating activities	9,098	4,734

Cash flows used in investing activities:
Purchase of property, plant and equipment	(1,706)	(2,171)
Capitalized software costs	(387)	(81)

Net cash used in investing activities	(2,093)	(2,252)

Cash flows from financing activities:
Cash overdraft	—	1,832
Principal repayments on long-term debt	(2,500)	(2,449)

Net cash used in financing activities	(2,500)	(617)

Net effects of exchange rates on cash	(22)	(4)

Increase in cash and cash equivalents	4,483	1,861
Cash and cash equivalents, beginning of period	12,390	8,172

Cash and cash equivalents, end of period	$16,873	$10,033

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, which are considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 of the Company.

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

On December 23, 2005 pursuant to a Stock Purchase Agreement dated November 11, 2005, as amended by the Amendment to the Stock Purchase Agreement dated December 13, 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. (“Reliable”) from Robert L. Price, Gregory W. Doyle, Daniel E. Richardson and CID Mezzanine Capital, L.P. for an aggregate consideration of $60.1 million, consisting of $49.1 million in cash and $11.0 million in seller notes (“Reliable Acquisition”). In December 2005, Keystone Automotive Holdings, Inc. (“Holdings”), the parent company, obtained $11 million in seller notes in order to fund the difference in the Reliable Acquisition between amounts received from the Company in cash and the aggregate consideration of the purchase price. The seller notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The seller notes require payment by Holdings prior to the maturity date if an acceleration event occurs, which is either a change of control or an initial primary underwritten public offering of the common stock of the Company, other than any public offering or sale pursuant to a registration statement on Form S-4, S-8 or a comparable or successor form.

The primary benefit received from the Reliable Acquisition was access to new customers, the ability to consolidate most of Reliable’s overhead into the Company’s infrastructure and to expand operations in the West Coast and Southeast regions. The results of operations for the Reliable Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Reliable Acquisition. “Other Intangible Assets” mainly represents the fair value of customer agreements that will be amortized over 20 years. The Company is in the process of finalizing the allocation of the purchase price as of April 1, 2006; thus the allocation of the purchase price is subject to refinement based on the results of the working capital settlement and the contingent payment for 338(h)(10) election.

(in thousands)
Accounts receivable	$11,314
Finished goods inventory	27,521
Other assets	497
Fixed assets	1,626
Other Intangible Assets	17,000
Goodwill	27,949
Accounts payable and others	(25,848)

Purchase Price	$60,059

The following unaudited pro forma statement of operations data present the information for the period from January 2, 2005 to April 2, 2005 as if the Reliable Acquisition had occurred as of January 2, 2005:

Three months ending
April 2, 2005
(in thousands)	(unaudited)
Net Sales	$151,097
Income before income tax	1,588
Net income	$993

2.	Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 05-6,Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company has evaluated the requirements of this standard which does not have a material impact on its financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“FAS”) 154, Accounting Changes and Error Corrections, which replaces Accounting Principals Board (“APB”) Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 changes the requirements for the accounting and reporting of a change in accounting principles. This standard applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principles in net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have a material impact on the financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The adoption of Fin 47 did not have a material impact on the financial statement.

In the first quarter of 2006, the Company adopted FAS No. 123(R), Share-Based Payment, which revises FAS No. 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. FAS 123(R) requires share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. As the Company is a nonpublic company under the provisions of FAS 123(R) which followed the nominal vesting approach prior to the adoption of FAS 123(R), we were required to adopt FAS 123(R) using the prospective method. Under the prospective method, the fair-value-based method is applied to all awards issued after December 31, 2005 and any previously issued awards that after December 31, 2005 are modified, repurchased or cancelled. All outstanding awards that were granted prior to January 1, 2006 and that have not been modified, repurchased or cancelled must continue to be accounted for using the same accounting principles originally applied to those awards.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of FAS 153 did not have a material impact on the financial statements.

In November 2004, the FASB issued FAS 151, Inventory Costs - an amendment of ARB 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4 - Inventory Pricing to clarify the accounting treatment for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, FAS 151 requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of FAS 151 did not have a material impact on the financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly- owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended April 1, 2006 and April 2, 2005.

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

Stock-Based Compensation

In May 2004, the Board of Directors (the “Board”) approved the 2003 Executive Stock Option Plan (the “Plan”) which is designed to provide incentives to present and future officers, directors, and employees of the Company (“Participants”). The Board has the right and power to grant Participants, at any time prior to the termination of the Plan, options in such quantity, at such price, on such terms and subject to such conditions that are consistent with the Plan and established by the Board. There are two types of options that are issued to each Participant, “Class A Common Options” and “Class L Common Options” for the purchase of Holdings’ Class A common stock and Class L common stock, respectively (together, the “Options”). The Options will vest ratably at a rate of 20% per year over five years. Participants must exercise nine Class A Common Options for each Class L Common Option exercised and must exercise Class A Common Options and Class L Common Options in tandem in the ratio of one Class L Common Option for each nine Class A Common Options. The Options are not transferable by any Participant. If any Options expire unexercised or unpaid or are canceled, terminated or forfeited in any manner without the issuance of Holdings’ common stock or payment there under, the shares with respect to such Options that were granted shall again be available under the Plan.

On May 20, 2004, options to acquire approximately 11.2 million shares of Class A common stock and 1.2 million shares of Class L common stock of Holdings were issued to certain of the Company’s employees. The weighted average price of Class L Common Options is $32.04 and the weighted average price of Class A Common Options is $0.39. Prior to January 1, 2006 as permitted by FAS No. 123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation using the minimum value method described in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB 25, compensation cost for stock options was recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, the Company also adopted the disclosure provision of FAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.

In the first quarter of 2006, the Company adopted FAS No. 123(R), Share-Based Payment, which revises FAS No. 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. FAS 123(R) requires share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. As the Company is a nonpublic company under the provisions of FAS 123(R) which followed the nominal vesting approach prior to the adoption of FAS 123(R), we were required to adopt FAS 123(R) using the prospective method. Under the prospective method, the fair-value-based method is applied to all awards issued after December 31, 2005 and any previously issued awards that after December 31, 2005 are modified, repurchased or cancelled. All outstanding awards that were granted prior to January 1, 2006 and that have not been modified, repurchased or cancelled must continue to be accounted for using the same accounting principles originally applied to those awards.

The Company believes it is appropriate to follow the guidance applicable to nonpublic companies in paragraph 85 of FAS 123(R) and to not include prior period pro forma disclosures of compensation cost calculated under the minimum value method. The principle of the transition requirements for FAS 123(R) is that unvested awards measured at the minimum value for pro forma disclosure should not be accounted for under FAS 123(R). The Company has followed this principle in following the prospective transition method upon adoption of FAS 123(R) on January 1, 2006. The Company, therefore, believes it would be consistent with that principle to no longer include, after adoption of FAS 123(R), the prior period pro forma disclosures calculated using the minimum value method.

On March 3, 2006, pursuant to a stock option grant agreement between the Company and Robert S. Vor Broker, the former Chief Executive Officer, options to purchase 166,351 shares of Class L common stock and 1,497,155 shares of Class A common stock were issued. The new options are fully vested. This represented one-half of the options that were previously granted to Mr. Vor Broker, all of which were canceled. No other options were issued during the first quarter of 2006. Accordingly, the Company has recorded $0.9 million of expense associated with grant of the new options. No compensation expense was recorded in the first quarter of 2005 for share-based payments. The adoption of FAS 123(R) reduced Income before income tax and Net income by $0.9 million and $0.5 million, respectively.

For purposes of determining the fair value of new stock option awards, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted average grant date fair value of the new options granted in the quarter ended April 1, 2006 was $8.03.

2006
Dividend yield	0%
Volatility	45.89%
Risk free interest rate	2.46%
Expected life (years)	3.0

The Company’s expected volatility is based on an average historical volatility of publicly traded companies within the Wholesale-Motor Vehicle Supplies and New Parts SIC code of the SEC. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

For purposes of determining the fair value of stock option awards forfeited, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted average grant date fair value of the forfeited options in the quarter ended April 1, 2006 was $3.34.

2006
Dividend yield	0%
Volatility	45.89%
Risk free interest rate	1.23%
Expected life (years)	0.17

Stock option awards as of April 1, 2006 and changes during the period then ended were as follows:

	Class L Options:
	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2005	1,244,643
Granted	166,351
Exercised	—
Forfeited	(374,188)
Outstanding, April 1, 2006	1,036,806	$32.04	3.0 years
Exercisable, April 1, 2006	514,534	$32.04	3.0 years

	Class A Options:
	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2005	11,201,791
Granted	1,497,155
Exercised	—
Forfeited	(3,367,689)
Outstanding, April 1, 2006	9,331,257	$0.39	3.0 years
Exercisable, April 1, 2006	4,630,794	$0.39	3.0 years

Aggregate Intrinsic Value of A’s and L’s
(in thousands):
Outstanding, April 1, 2006	$3,307
Exercisable, April 1, 2006	$1,641

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the calculated stock price as of February 25, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 1, 2006.

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

Distribution

The Distribution segment aggregates five regions or operating segments that are economically similar, share a common class of customers, and distribute the same products. This segment of our business contains our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 19 non-inventory stocking cross-docks located throughout the East Coast, Midwest, and parts of Canada; and (iii) seven warehouse locations related to the Reliable Acquisition, and (iv) our fleet of over 375 trucks that provide multi-day per week delivery and returns along over 265 routes which cover 45 states and parts of Canada. The Exeter, Kansas City and Corona warehouse distribution centers hold a majority of our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail Operations

The Retail Operations segment of our business operates 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, the Company believes that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase substantially all their inventory from the Distribution segment.

The financial information for these two segments is as follows:

	Three Months Ending
(in thousands)	April 2, 2005	April 1, 2006
Net Sales
Distribution	$118,154	$157,129
Retail	6,241	6,097
Elimination	(4,532)	(5,001)

Total	$119,863	$158,225

Interest income
Distribution	$69	$71
Retail	—	—

Total	$69	$71

Interest expense
Distribution	$(6,583)	$(8,447)
Retail	—	—

Total	$(6,583)	$(8,447)

Depreciation & amortization
Distribution	$4,497	$5,095
Retail	77	69

Total	$4,574	$5,164

Income tax (expense) benefit
Distribution	$(830)	$(655)
Retail	148	310

Total	$(682)	$(345)

Net income (loss)
Distribution	$1,286	$940
Retail	(223)	(460)

Total	$1,063	$480

	Three Months Ending
(in thousands)	April 2, 2005	April 1, 2006
Capital Expenditures
Distribution	$1,706	$2,171
Retail	—	—

Total	$1,706	$2,171

Net sales in the United States decreased slightly as a percent of total sales due to stronger growth in the Canadian and other international markets in the three month period ended April 1, 2006 to approximately 91.9%, from 92.1% for the three month period ended April 2, 2005. At April 1, 2006 and December 31, 2005, approximately 99% of long-lived assets are in the United States.

No customer accounted for more than 2.0% of sales for the three month periods ended April 1, 2006 and April 2, 2005.

5.	Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Holdings, a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”). In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month periods ended April 1, 2006 and April 2, 2005 included $0.4 million of management fee expense. Included in accounts payable at April 1, 2006 and December 31, 2005 was $1.9 million and $1.5 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month periods ended April 1, 2006 and April 2, 2005 included less than $0.1 million of management fee expense, respectively. Included in accounts payable at April 1, 2006 and December 31, 2005 was an immaterial amount and zero, respectively.

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

Items Affecting Comparability

Comparability between 2006 and 2005 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods April 1, 2006 and April 2, 2005.

On May 18, 2005 and December 23, 2005 Keystone acquired all of the shares of capital stock of Blacksmith Distributing Inc. (“Blacksmith”) and Reliable, respectively, distributors of auto parts and accessories located in Elkhart, Indiana and Overland Park, Kansas, respectively. The results of operations for these acquisitions have been included in the consolidated financial statements since the respective dates of the acquisitions.

Overview

For the three month period ended April 1, 2006, net sales increased 32.0% over the three month period ended April 2, 2005. The Distribution segment generated $152.1 million or 96.1% of the net sales in the three month ended April 1, 2006, compared to $113.6 million or 94.8% of the net sales in the three month period ended April 2, 2005. The Retail Operations segment generated $6.1 million or 3.9% of the net sales in the three month period ended April 1, 2006, compared to $6.2 million or 5.2% of net sales in the three month period ended April 2, 2005. Sales in the Northeast continued to show single digit growth over the prior period as a result of new customers, higher sales to existing customers and the integration of Blacksmith and Reliable customers. Each of the Midwest and West Coast regions and Canada regions continued their respective double digit growth rates as compared to 2005. The net impact of vendor supported promotional activities increased sales by $2.1 million for the three month period ended April 1, 2006, compared to $2.4 million for the three month period ended April 2, 2005.

Gross profit increased by 26.4% for the three month period ended April 1, 2006, with gross margin percentage at 32.5% compared to 33.9% for the three month period ended April 2, 2005. The net impact of vendor supported promotional activities positively impacted gross profit by $5.2 million, or 3.3% of net sales for the three month period ended April 1, 2006, compared to $4.0 million, or 3.3% of net sales for the three month period ended April 2, 2005. The increase in gross profit is due to the increase in sales partially offset by increase freight expense as a result of expanded geographic reach and the serving of smaller customers due to the Reliable acquisition.

Selling, general and administrative expenses increased by $9.8 million, or 30.1% for the three month period ended April 1, 2006. Included in selling, general and administrative expenses for the three month period ended April 1, 2006 are $5.3 million of cost associated with operating and integration cost of Reliable. Additional costs in delivery, sales, and warehouse contributed to the increase in selling, general and administrative cost for the three month period ended April 1, 2006. As a percentage of sales, selling, general and administrative expense for the three month period ended April 1, 2006 was 26.6% compared to 27.0% for the three month period ended April 2, 2005.

Net income was $0.5 million and $1.1 million for the three month periods ended April 1, 2006 and April 2, 2005, respectively. The three month period ended April 1, 2006 was impacted by higher net sales and offset by lower gross margin percentages and an increase in selling, general and administrative expenses.

Segment Information

We operate two business segments: Distribution and Retail Operations as described below.

Distribution

The distribution segment of our business (“Distribution”) consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Distribution segment generated $152.1 million of net sales or 96.1% of the total net sales in the three month period ended April 1, 2006 and grew 33.9% over the same period in the prior year. This segment distributes specialty automotive equipment for vehicles to specialty retailer/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) three inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; and Corona, California; (ii) 19 non-inventory stocking cross-docks spread throughout the East Coast, Midwest, and parts of Canada; (iii) seven warehouse locations related to the Reliable Acquisition; and (iv) our fleet of over 375 trucks that provide multi-day per week delivery and returns along our over 265 routes which cover 45 states and parts of Canada. The Exeter, Kansas City, and Corona warehouse distribution centers hold a majority of our inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, customer service, and our ability to expand efficiently.

Retail Operations

This segment of our business operates 24 retail stores primarily in Eastern Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated $6.1 million or 3.9% of our sales in the three month period ended April 1, 2006, a decrease of 1.6% over the same period in the prior year. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumers and product merchandising trends. A&A stores purchase substantially all their inventory from the Distribution segment.

Related Party Transactions

In connection with the purchase of the Company by Keystone Automotive Holdings, Inc., (the “Transaction”) the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resources and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month period ended April 1, 2006 and April 2, 2005 included $0.4 million of management fee expense, respectively. Included in accounts payable at April 1, 2006 and December 31, 2005 was $1.9 million and $1.5 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month periods ended April 1, 2006 and April 2, 2005 included less than $0.1 million of management fee expense. Included in accounts payable at April 1, 2006 was an immaterial amount. Included in accounts payable at April 1, 2006 and December 31, 2005 was an immaterial amount and zero, respectively.

Results of Operations

The following table sets forth certain items as a percentage of net sales:

	Three Months Ended
	April 2, 2005	April 1, 2006
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	66.1	67.5
Gross profit	33.9	32.5
Selling, general and administrative expenses	27.0	26.7
Income from operations	6.9	5.8
Interest expense	5.5	5.3
Other income (expense), net	—	—
Income before income tax expense	1.4	0.5
Income tax expense	0.6	0.2
Net income	0.8	0.3

Three Months Ended April 1, 2006 Compared to the Three Months Ended April 2, 2005

The following table sets forth a comparison of the three month period ended April 1, 2006 to the three month period ended April 2, 2005:

	Three Months Ending
	April 2, 2005	April 1, 2006	Dollar Change	Percent Change
(in thousands)
Net sales	$119,863	$158,225	$38,362	32.0%
Cost of sales	(79,222)	(106,863)	(27,641)	34.9%

Gross profit	40,641	51,362	10,721	26.4%
Selling, general and administrative expenses	(32,392)	(42,154)	(9,762)	30.1%

Income from operations	8,249	9,208	959	11.6%
Other income (expense):
Interest income	69	71	2	2.9%
Interest expense	(6,583)	(8,447)	(1,864)	28.3%
Other income (expense), net	10	(7)	(17)	-170.0%

Income before income tax	1,745	825	(920)	-52.7%
Income tax expense	(682)	(345)	337	-49.4%

Net income	1,063	480	(583)	-54.8%
Other comprehensive income:
Foreign currency translation	(161)	(4)	157	-97.5%

Comprehensive income	$902	$476	$(426)	-47.2%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. The primary driver increasing net sales in existing locations continues to be the Distribution segment, including the addition of new truck routes and new customers in both existing and new regions and the acquisitions of Blacksmith and Reliable in the second half of 2005 . The growth rate in the Northeast was at a single digit rate while the Midwest, West Coast and Canada regions continued to grow at a double digit rate over the prior period ended April 2, 2005. The net impact of vendor supported promotional activities increased sales by $2.1 million and $2.4 million for the three month periods ended April 1, 2006 and April 2, 2005, respectively.

Gross Profit. Gross profit represents net sales less cost of sales which includes third-party delivery costs. Vendor supported promotional activities positively impacted sales and cost of sales by $2.1 million and $3.1 million for a net impact of $5.2 million, or 3.3% of net sales for the three month period ended April 1, 2006 compared to $2.4 million and $1.6 million for a net impact of $4.0 million, or 3.3% of net sales for the three month period ended April 2, 2005. The increase in gross profit dollars was due to the 32.0% increase in net sales. Gross margin for the three month periods ended April 1, 2006 and April 2, 2005 was 32.5% and 33.9%, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Included in selling, general and administrative expenses for the three month period ended April 1, 2006 are $5.3 million of expenses associated with operating and integration costs of Reliable and for the three month period ended April 2, 2005 are $1.4 million of professional fees related to sales consulting services and legal fees for the settlement of an intellectual property infringement lawsuit. Delivery expense in 2006 increased by $1.8 million due to the impact of increase in fuel prices and the cost of operating new delivery routes. Selling and warehouse expenses in 2006 increased by $0.9 million and $0.7 million, respectively, due to head count increases and other operating expenses within the departments. General and administrative expenses in 2006 include $0.9 million non-cash stock-based compensation expense related to the retirement of the former President and Chief Executive Officer.

Interest Expense. Interest expense increased for the three month period ended April 1, 2006 compared to the three month period ended April 2, 2005 due primarily to an increase in debt related to the acquisitions of Blacksmith and Reliable, and a change in variable interest rates partially offset by a 75 basis point reduction in the interest rate charged on the Company’s term loan facility.

Income Tax Expense. Income tax expense decreased from the three month period ended April, 2, 2005 with an effective tax rate of 39.1% compared to an effective tax rate of 41.8% for the three month period ended April 1, 2006. The three month period ended April 1, 2006 is being effected by decreases in the overall state tax effective rate.

Net Income. Net income decreased for the period ended April 1, 2006 as compared to the three month period ended April 2, 2005. The decrease is primarily attributed to the increase in net sales, offset by a greater increase in selling, general and administrative expense and interest expense during the three month period ended April 1, 2006 as compared to the three month period ended April 2, 2005.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $38.5 million or 33.9% for the three month period ended April 1, 2006 over the three month period ended April 2, 2005. The increase in the Distribution segment is due primarily to the acquisitions of Blacksmith and Reliable, new customer growth, increased customer penetration, and geographic expansion.

The Retail Operations segment sales decreased by $0.1 million, or 1.6% for the three month period ended April 1, 2006 compared to the three month period ended April 2, 2005. The decrease is primarily due to a decrease of customer traffic in the Company’s stores. The Retail Operations segment is not expected to contribute significantly to the Company’s growth, as a result of management’s decision not to expand beyond the current 24 retail stores.

Net income for the Distribution segment decreased by $0.3 million or 26.9% for the three month period ended April 1, 2006 compared to the three month period ended April 2, 2005. The decrease is due largely to the increase in net sales offset by lower gross margin percentages and an increase in selling, general and administrative expenses.

The Retail Operations segment net income decreased by $0.2 million or 106.3% for the three month period ended April 1, 2006 compared to the three month period ended April 2, 2005. The decrease is due largely to a decrease of customer traffic in the stores.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the period ended April 1, 2006 was $4.7 million compared with net cash provided by operating activities of $9.1 million for the period ended April 2, 2005. The decrease in net cash provided by operating activities for the period ended April 1, 2006 was primarily due to a $8.4 million decrease in accounts payable and accrued liabilities, a $3.1 million increase in trade accounts receivable and a $2.1 million increase in inventory compared to the period ended April 2, 2005.

Investing Activities. Net cash used in investing activities was $2.3 million for the period ended April 1, 2006, an increase of $0.2 million from the net cash used in investing activities of $2.1 million in the period ended April 2, 2005. The increase relates to capital spending.

Financing Activities. Net cash used in financing activities during the period ended April 1, 2006 was $0.6 million compared to net cash used in financing activities of $2.5 million during the period ended April 2, 2005. The period ended April 1, 2006 includes a cash overdraft of $1.8 million related to Reliable. The periods ended April 1, 2006 and April 2, 2005 included a term loan payment of $2.4 million and $2.5 million, respectively.

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital, capital expenditures, and operating costs necessary to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our senior secured credit facilities. In the event that we consummate an acquisition during this period, the total cost of the acquisition may not be funded completely from our current sources of liquidity and may require additional borrowings. As of April 1, 2006, we had $56.3 million in cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. As of April 1, 2006, we had total indebtedness of $358.1 million and $46.3 million of borrowings available under our senior credit facilities and senior subordinated notes, subject to customary conditions. We have $3.7 million of letters of credit that reduce availability under the senior credit facilities.

The senior secured credit facilities consist of a five-year $50.0 million revolving credit facility, a six-year Term Loan B facility amortizing $115.0 million, and a five-year Term Loan C facility amortizing $90.0 million. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. Prior to April 1, 2005, the applicable margin was 3.25% over LIBOR and 2.25% over the base rate for revolving credit loans and 2.75% over LIBOR and 1.75% over the base rate for Term Loan B. As of April 1, 2005, the 2.75% over LIBOR and the 1.75% over the base rate for the Term Loan B were amended to 2.0% over LIBOR and 1.0% over the base rate for term loans. The credit agreement was amended to reflect these reductions in interest rates and a Form 8-K was filed on April 8, 2005. Term Loan C was acquired during the period ending December 31, 2005 and the applicable margin is 2.5% over LIBOR and 1.5% over the base rate for term loans. Effective December 23, 2005 the Term B margin is also 2.5% over LIBOR and 1.5% over the base rate. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

The senior subordinated notes mature in 2013 and are fully and unconditionally guaranteed by each of our existing domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The notes and the guarantors’ are unsecured senior subordinated obligations and will be subordinated to all of our and guarantees’ existing and future senior debt. If we cannot make payments required by the notes, the subsidiary guarantors are required to make the payments.

Capital Expenditures. We expect to spend approximately $9.0 million on capital expenditures in 2006 and similar amounts thereafter. Through the three months ended April 1, 2006, $2.3 million was spent on capital expenditures. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $96.4 million at April 1, 2006 and $93.9 million at December 31, 2005. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months when sales are slower in anticipation of the peak summer driving season, during which time our working capital tends to be reduced.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of April 1, 2006.

	Payments Due by Period
(in millions) Contractual Obligations (1)	2006	2007 - 2009	2010 - 2012	2013 and thereafter	Total
Term Loan B	$7.3	$85.7	$—	$—	$93.0
Term Loan C	0.7	2.7	86.6	—	90.0
Senior subordinated notes	—	—	—	175.0	175.0
Capital leases	0.1	0.3	0.2	—	0.6
Operating lease obligations	4.7	13.2	5.4	5.1	28.4
Interest on indebtedness (2)	29.7	83.0	56.5	14.3	183.5

Total contractual cash obligations	$42.5	$184.9	$148.7	$194.4	$570.5

(1)	The Company is contingently liable for certain advisory fees. See FN 6 of the Interim Financial Statements.
(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 7.19%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.2 million assuming outstanding indebtedness of $183.1 million under our senior credit facilities.

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company has evaluated the requirements of this standard which does not have a material impact on its financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“FAS”) 154, Accounting Changes and Error Corrections, which replaces Accounting Principals Board (“APB”) Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 changes the requirements for the accounting and reporting of a change in accounting principles. This standard applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principles in net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have a material impact on the financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the financial statement.

In the first quarter of 2006, the Company adopted FAS No. 123(R), Share-Based Payment, which revises FAS No. 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. FAS 123(R) requires share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. As the Company is a nonpublic company under the provisions of FAS 123(R) which followed the nominal vesting approach prior to the adoption of FAS 123(R), we were required to adopt FAS 123(R) using the prospective method. Under the prospective method, the fair-value-based method is applied to all awards issued after December 31, 2005 and any previously issued awards that after December 31, 2005 are modified, repurchased or cancelled. All outstanding awards that were granted prior to January 1, 2006 and that have not been modified, repurchased or cancelled must continue to be accounted for using the same accounting principles originally applied to those awards.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of FAS 153 did not have a material impact on the financial statements.

In November 2004, the FASB issued FAS 151, Inventory Costs - an amendment of ARB 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4. FAS 151 amends the guidance in ARB 43, Chapter 4 - Inventory Pricing to clarify the accounting treatment for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, FAS 151 requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of FAS 151 did not have a material impact on the financial statements.

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

We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy we will not enter into derivative or other financial investments for trading or speculative purposes. We do not currently have any speculative or leveraged derivative transactions. Most of our sales are denominated in U.S. dollars; thus our financial results are not subject to any material foreign currency exchange risks.

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

There have been no material changes in Quantitative and Qualitative disclosures in 2006 from the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Reference is made to Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the caption “Liquidity and Capital Resources” under Item 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility and Term Loan Facility, and issued Senior Subordinated Notes. As of April 1, 2006, the Company has $358.1 million in debt. The Revolving Credit Facility was not drawn on and the interest rate on the $175 million of Senior Subordinated Notes is fixed at 9.75%. As of April 1, 2006, our exposure to changes in interest rates is related to our Term Loans of $183.0 million which provided for quarterly principal and interest payments and is LIBOR plus 2.50 percent and matures in 2009, and our undrawn revolver. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $1.8 million change to interest expense.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Reliable Acquisition occurred on December 23, 2005 and was outside the internal control over financial reporting of the Company. However, management has reviewed all financial statement information related to Reliable.

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

Item 1A. Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended December 31, 2005.

There have been no material changes from Risk Factors previously disclosed in our Form10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

3.1.	Limited Liability Company Certificate of Formation of Keystone Automotive Distributors Company, LLC.

3.2.	Operating Agreement of Keystone Automotive Distributors Company, LLC.

4.1.	Supplemental Indenture by and among Keystone Automotive Operations, Inc., Keystone Automotive Distributors Company, LLC, and The Bank of New York, as Trustee, dated as of February 10, 2006.

10.1.	Agreement and Plan of Merger by and among Keystone Automotive Distributors Inc. and Keystone Automotive Distributors Company, LLC, dated March 31, 2006.

10.2.	Security Agreement Supplement dated as of February 24, 2006, between Keystone Automotive Distributors Company, LLC and Bank of America, N.A., as Administrative Agent.

31.1	Certification by Edward H. Orzetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Bryant P. Bynum pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Edward H. Orzetti pursuant to 18 U.S.C. ss. 1350.

32.2	Certification by Bryant P. Bynum pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on May 16, 2006.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ BRYANT P. BYNUM
Bryant P. Bynum
Executive Vice President and
Chief Financial Officer