Form 10-Q
period 2006-07-01
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2006-08-15
CIK 1058198

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 1, 2006

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

As of August 15, 2006, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED JULY 1, 2006

		Page
Part 1. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – as of July 1, 2006 and December 31, 2005	1

	Consolidated Statements of Income and Comprehensive Income – Three months ended July 2, 2005 and July 1, 2006; six months ended July 2, 2005 and July 1, 2006	2

	Consolidated Statements of Cash Flows – Six months ended July 1, 2006 and July 2, 2005	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

Part 2. Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	July 1, 2006
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$8,172	$1,156
Trade accounts receivable, net of allowance for doubtful accounts of $2,160 and $1,530, respectively	53,329	64,205
Inventories	114,039	141,955
Deferred tax assets	4,463	6,210
Prepaid expenses and other current assets	4,442	3,011

Total current assets	184,445	216,537
Property, plant and equipment, net	51,863	54,355
Deferred financing costs, net	17,067	15,540
Goodwill	226,579	225,793
Capitalized software, net	1,585	1,236
Intangible assets, net	208,054	201,976
Other assets	2,148	2,373

Total assets	$691,741	$717,810

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$10,470	$11,919
Current maturities of capital leases	70	15
Trade accounts payable	53,262	82,624
Accrued interest	3,252	3,130
Accrued compensation	6,142	6,454
Accrued expenses	17,392	15,593

Total current liabilities	90,588	119,735
Long-term debt	350,030	343,458
Long-term capital leases	517	58
Long-term liabilities	3,105	2,800
Deferred tax liabilities	60,536	60,555

Total liabilities	504,776	526,606

Shareholder’s Equity
Common Stock par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	186,004	186,956
Accumulated income	493	3,674
Accumulated other comprehensive income	468	574

Total shareholder’s equity	186,965	191,204

Total liabilities and shareholder’s equity	$691,741	$717,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ending		Six Months Ending
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
	(000’s)	(000’s)	(000’s)	(000’s)
Net sales	$141,543	$169,250	$261,406	$327,475
Cost of sales	(96,421)	(115,211)	(175,643)	(222,074)

Gross profit	45,122	54,039	85,763	105,401
Selling, general and administrative expenses	(34,856)	(41,208)	(67,248)	(83,362)

Income from operations	10,266	12,831	18,515	22,039
Other income (expense):
Interest income	43	62	112	133
Interest expense	(6,436)	(8,567)	(13,019)	(17,014)
Other income	41	106	51	99

Income before income tax	3,914	4,432	5,659	5,257
Income tax expense	(784)	(1,731)	(1,466)	(2,076)

Net income	3,130	2,701	4,193	3,181
Other comprehensive income:
Foreign currency translation	(63)	110	(224)	106

Comprehensive income	$3,067	$2,811	$3,969	$3,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	July 2, 2005	July 1, 2006
	(000’s)	(000’s)
Cash flows from operating activities:
Net income	$4,193	$3,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,318	10,220
Deferred financing charges	1,380	1,527
Deferred income taxes	(3,027)	(1,728)
Non-cash stock-based compensation expense	—	891
Non-cash charges related to inventory fair value adjustment	219	—
Other non-cash charges	274	629
Gain on sale of fixed assets	—	92
Net change in operating assets and liabilities, net of acquisitions:
Increase in trade accounts receivable	(9,659)	(11,505)
Increase in inventory	(17,390)	(27,916)
Increase in accounts payable and accrued liabilities	25,291	27,328
Decrease in other assets	331	1,287

Net cash provided by operating activities	10,930	4,006

Cash flows used in investing activities:
Acquisitions of businesses	(30,142)	786
Purchase of property, plant and equipment	(4,388)	(6,956)
Capitalized software costs	(660)	(150)
Proceeds from sale of property, plant and equipment	15	741

Net cash used in investing activities	(35,175)	(5,579)

Cash flows from financing activities:
Cash overdraft	—	120
Borrowing under revolving line-of-credit	32,200	—
Repayment under revolving line-of-credit	(5,600)	—
Principal repayments on long-term debt	(12,020)	(5,123)
Repayment of Capital Leases	—	(514)
Payments for deferred financing costs	(24)	—
Proceeds from stock options exercised	—	61

Net cash used in financing activities	14,556	(5,456)

Net effects of exchange rates on cash	(29)	13

Increase in cash and cash equivalents	(9,718)	(7,016)
Cash and cash equivalents, beginning of period	12,390	8,172

Cash and cash equivalents, end of period	$2,672	$1,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

On December 23, 2005 pursuant to a Stock Purchase Agreement dated November 11, 2005, as amended by the Amendment to the Stock Purchase Agreement dated December 13, 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. (“Reliable”) for an aggregate consideration of $59.3 million, consisting of $48.3 million in cash and $11.0 million in seller notes (“Reliable Acquisition”). In December 2005, Keystone Automotive Holdings, Inc. (“Holdings”), the parent company, obtained $11 million in seller notes in order to fund the difference in the Reliable Acquisition between amounts received from the Company in cash and the aggregate consideration of the purchase price. The seller notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The seller notes require payment by Holdings prior to the maturity date if an acceleration event occurs, which is either a change of control or an initial primary underwritten public offering of the common stock of the Company, other than any public offering or sale pursuant to a registration statement on Form S-4, S-8 or a comparable or successor form.

The primary benefit received from the Reliable Acquisition was access to new customers, the ability to consolidate most of Reliable’s overhead into the Company’s infrastructure and to expand operations in the West Coast and Southeast regions. The results of operations for the Reliable Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Reliable Acquisition. “Other Intangible Assets” mainly represents the fair value of customer agreements that will be amortized over 20 years. The Company is in the process of finalizing the allocation of the purchase price; thus the allocation of the purchase price is subject to refinement based on the results of the contingent payment for 338(h)(10) election.

(in thousands)

Accounts receivable	$11,314
Finished goods inventory	27,521
Other assets	497
Fixed assets	1,626
Other Intangible Assets	17,000
Goodwill	27,163
Accounts payable and others	(25,848)

Purchase Price	$59,273

The following unaudited pro forma statement of operations data present the information for the three month and six month periods ended July 2, 2005 as if the Reliable Acquisition had occurred as of January 2, 2005:

(in thousands)
	Three months ending July 2, 2005	Six months ending July 2, 2005
	(unaudited)	(unaudited)

Net Sales	$178,989	$330,086
Income before income tax	2,828	4,416
Net income	$1,765	$2,758

2.	Recent Accounting Pronouncements

On July 17, 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes and Related Implementation Issues. FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109, Accounting for Income Taxes (FAS 109). It requires that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The Company is in the process of reviewing the potential impact of FIN 48 on its financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended July 2, 2005 and July 1, 2006 and 26 weeks in the six month periods ended July 2, 2005 and July 1, 2006.

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

On May 20, 2004, options to acquire approximately 11.2 million shares of Class A common stock and 1.2 million shares of Class L common stock of Holdings were issued to certain of the Company’s employees. For these shares, the weighted average price of Class L Common Options is $32.04 and the weighted average price of Class A Common Options is $0.39. Prior to January 1, 2006 as permitted by FAS No. 123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation using the minimum value method described in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. The number of shares of Common Stock issued under the Plan shall not exceed, in aggregate, 14,971,572 shares of Class A Common and 1,663,508 shares of Class L Common. In accordance with APB 25, compensation cost for stock options was recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, the Company also adopted the disclosure provisions of FAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.

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

The Company believes it is appropriate to follow the guidance applicable to nonpublic as defined by FAS 123(R), companies in paragraph 85 of FAS 123(R) and to not include prior period pro forma disclosures of compensation cost calculated under the minimum value method. The principle of the transition requirements for FAS 123(R) is that unvested awards measured at the minimum value for pro forma disclosure should not be accounted for under FAS 123(R). The Company has followed this principle in following the prospective transition method upon adoption of FAS 123(R) on January 1, 2006. The Company, therefore, believes it would be consistent with that principle to no longer include, after adoption of FAS 123(R), the prior period pro forma disclosures calculated using the minimum value method.

On March 3, 2006, pursuant to a stock option grant agreement between the Company and Robert S. Vor Broker, the former Chief Executive Officer, options to purchase 166,351 shares of Class L common stock and 1,497,155 shares of Class A common stock were issued. The new options are fully vested. This represented one-half of the options that were previously granted to Mr. Vor Broker, all of which were canceled. No other options were issued during the first quarter of 2006. Accordingly, the Company recorded $0.9 million of expense associated with grant of the new options in the first quarter. No compensation expense was recorded in the first quarter of 2005 for share-based payments. The adoption of FAS 123(R) reduced Income before income tax in the first quarter and Net income by $0.9 million and $0.5 million, respectively.

On June 30, 2006, pursuant to a stock option grant agreement between the Company and Edward Orzetti, President and Chief Executive Officer, options to purchase 408,223 shares of Class L common stock and 3,674,007 shares of Class A common stock were issued to Mr. Orzetti. The new options are in three separate tranches which are subject to a time vesting schedule. Accordingly, the cost associated with these grants is immaterial for the period ending July 1, 2006 and the Company has not recorded any expense associated with grant of the new options for this period.

For purposes of determining the fair value of new stock option awards in the second quarter, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted average grant date fair value of the new options granted in the quarter ended July 1, 2006 was $6.37.

2006
Dividend yield	0%
Volatility	25.70%
Risk free interest rate	5.14%
Expected life (years)	2.75

During the first quarter of 2006, the Company based expected volatility on an average historical volatility of a publicly traded company with the Wholesale-Motor Vehicle Supplies and New Parts SIC code of the SEC. There are fewer than 3 companies that potentially provide this information. Subsequent to the first quarter, the Company undertook an analysis and determined that expanding the grouping to include industrial products distribution and auto parts retailers would provide a more accurate estimate of average historical volatility on which to base expected volatility. The average of the groupings of distribution companies and auto parts retail companies were weighted on a proportional basis of the Company’s business segments. The Company believes this will improve the estimate of expected volatility and has adopted this method prospectively.

The risk free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

For purposes of determining the fair value of stock option awards forfeited, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted average grant date fair value of the forfeited options in the quarter ended July 1, 2006 was $3.34.

2006
Dividend yield	0%
Volatility	25.70%
Risk free interest rate	1.23%
Expected life (years)	0.17

Stock option awards as of July 1, 2006 and changes during the period then ended were as follows:

	Class L Options:
	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2005	1,244,643
Granted	166,351
Exercised	—
Forfeited	(374,188)
Outstanding, April 1, 2006	1,036,806	$32.04	3.0 years
Exercisable, April 1, 2006	514,534	$32.04	3.0 years

Outstanding, April 1, 2006	1,036,806
Granted	408,223
Exercised	(2,305)
Forfeited	(6,566)
Outstanding, July 1, 2006	1,436,158	$28.96	2.75 years
Exercisable, July 1, 2006	510,986	$32.04	2.75 years

	Class A Options:
	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2005	11,201,791
Granted	1,497,155
Exercised	—
Forfeited	(3,367,689)
Outstanding, April 1, 2006	9,331,257	$0.39	3.0 years
Exercisable, April 1, 2006	4,630,794	$0.39	3.0 years

Outstanding, April 1, 2006	9,331,257
Granted	3,674,007
Exercised	(20,742)
Forfeited	(59,108)
Outstanding, July 1, 2006	12,925,414	$0.48	2.75 years
Exercisable, July 1, 2006	4,598,855	$0.39	2.75 years

	Aggregate Intrinsic Value of A’s and L’s
	(in thousands):
Outstanding, April 1, 2006	$3,272
Exercisable, April 1, 2006	$1,626

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the calculated stock price as of February 25, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2006.

4.	Goodwill and other intangibles - net

The change in the carrying amount of goodwill for the three months ended July 1, 2006 by reportable segment is as follows:

(in thousands)	Total	Distribution	Retail
Successor:
Balance as of January 3, 2004	$178,780	$165,180	$13,600
Working Capital Adjustment	1,300	1,300	—
Transaction related costs	393	393	—

Balance as of January 1, 2005	$180,473	$166,873	$13,600
Working Capital Adjustment for the Blacksmith Acquisition	286	286	—
Transaction related costs for the Blacksmith Acquisition	153	153	—
Transaction related goodwill	45,667	45,667	—

Balance as of December 31, 2005	$226,579	$212,979	$13,600
Working Capital Adjustment for the Relaible Acquisition	(786)	(786)	—

Balance as of July 1, 2006	225,793	212,193	13,600

Intangible assets are comprised of:

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at December 31, 2005
Retail trade name — A&A	$3,000	30	$(217)	$2,783
eServices trade name — DriverFX.com	1,000	15	(144)	856
Wholesale trade name — Keystone	50,000	30	(3,611)	46,389
Vendor agreements	60,249	17	(7,656)	52,593
Vendor agreements	17,000	20	—	17,000
Customer relationships	100,752	17	(12,319)	88,433

Total intangibles, net	$232,001		$(23,947)	$208,054

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at July 1, 2006
Retail trade name — A&A	$3,000	30	$(267)	$2,733
eServices trade name — DriverFX.com	1,000	15	(177)	823
Wholesale trade name — Keystone	50,000	30	(4,444)	45,556
Vendor agreements	60,249	17	(9,428)	50,821
Vendor agreements	17,000	20	(425)	16,575
Customer relationships	100,752	17	(15,284)	85,468

Total intangibles, net	$232,001		$(30,025)	$201,976

Amortization expense related to intangible assets for the six months ended July 1, 2006 and July 2, 2005 was $6.1 million and $5.5 million, respectively.

We completed our annual impairment testing of goodwill and indefinite-lived intangible assets for our reporting units as of December 31, 2005 and determined that there was no impairment as of that date.

5.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail Operations, as described below:

Distribution

The Distribution segment aggregates five regions or operating segments that are economically similar, share a common class of customers, and distribute the same products. This segment of our business is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 19 non-inventory stocking cross-docks located throughout the East Coast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 350 trucks that provide multi-day per week delivery and returns along over 270 routes which cover 42 states and parts of Canada. The Exeter, Kansas City, Austell and Corona warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

The financial information for these two segments is as follows:

	Three Months Ending		Six Months Ending
(in thousands)	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Net Sales
Distribution	$139,422	$167,426	$257,576	$324,555
Retail	7,580	6,853	13,821	12,950
Elimination	(5,459)	(5,029)	(9,991)	(10,030)

Total	$141,543	$169,250	$261,406	$327,475

Interest income
Distribution	$43	62	$112	$133
Retail	—	—	—	—

Total	$43	$62	$112	$133

Interest expense
Distribution	$(6,436)	(8,567)	$(13,019)	$(17,014)
Retail	—	—	—	—

Total	$(6,436)	$(8,567)	$(13,019)	$(17,014)

Depreciation & amortization
Distribution	$4,671	4,989	$9,168	$10,084
Retail	73	67	150	136

Total	$4,744	$5,056	$9,318	$10,220

Income tax (expense) benefit
Distribution	$(761)	(1,845)	$(1,535)	$(2,500)
Retail	(23)	114	69	424

Total	$(784)	$(1,731)	$(1,466)	$(2,076)

Net income (loss)
Distribution	$3,046	3,029	$4,387	$3,969
Retail	84	(328)	(194)	(788)

Total	$3,130	$2,701	$4,193	$3,181

	Three Months Ending		Six Months Ending
(in thousands)	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Capital Expenditures
Distribution	$2,677	4,785	$4,375	$6,956
Retail	5	—	13	—

Total	$2,682	$4,785	$4,388	$6,956

Net sales in the United States increased as a percent of total sales in the three and six month periods ended July 1, 2006 to approximately 89.9% and 91.4%, from 88.8% and 90.3% for the three and six month periods ended July 2, 2005, respectively. At July 1, 2006 and January 1, 2005, approximately 99.6% and 99.4%, respectively, of long-lived assets are in the United States.

No customer accounted for more than 2.0% of sales for the three and six month periods ended July 1, 2006 and July 2, 2005.

6.	Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Holdings, a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”). In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three and six month periods ended July 1, 2006 and July 2, 2005 included $0.4 million and $0.8 million of management fee expense. Included in accounts payable at July 1, 2006 and December 31, 2005 was $2.3 million and $1.5 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three and six month periods ended July 1, 2006 and July 2, 2005 included less than $0.1 million of management fee expense, respectively. Included in accounts payable at July 1, 2006 and December 31, 2005 was an immaterial amount and zero, respectively.

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

Items Affecting Comparability

Comparability between 2006 and 2005 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended July 1, 2006 and July 2, 2005 and 26 weeks in the six month periods ended July 1, 2006 and July 2, 2005.

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

Overview

For the three month and six month periods ended July 1, 2006, net sales increased 19.6% and 25.3%, respectively, over the three month and six month periods ended July 2, 2005. The Distribution segment generated $162.4 million or 96.0% and $314.5 million or 96.0% of the net sales in the three month and six month periods ended July 1, 2006, respectively, compared to $134.0 million or 94.6% and $247.6 million or 94.7% of the net sales in the three and six month periods ended July 2, 2005, respectively. The Retail Operations segment generated $6.8 million or 4.0% and $13.0 million or 4.0% of the net sales in the three and six month periods ended July 1, 2006, respectively, compared to $7.6 million or 5.4% and $13.8 million or 5.3% of net sales in the three and six month periods ended July 2, 2005, respectively. Sales in the Northeast continued to show single digit growth over the three month and six month periods ended July 1, 2006 as a result primarily the integration of Blacksmith and Reliable customers somewhat offset by lower sales to our existing base. We believe that volatility in fuel prices combined with slower new car sales and general economic uncertainty reduced traffic in our customer’s stores. The Midwest and West Coast regions continue their respective double digit growth for the three month and six month periods ended July 1, 2006. This growth was the result of our continued expansion into these markets and the acquisition of Reliable and Blacksmith partially offset by anticipated attrition with the acquired customer group. Attrition is caused by customers wanting to maintain a diverse supplier base as well as expected competitive activities. The Canada region had single digit grow for the three month period and double digit growth for the six month period ending July 2, 2006. The net impact of vendor supported promotional activities positively impacted sales by $1.6 million and $3.6 million for the three and six month periods ending July 1, 2006, respectively, compared to $1.1 million and $3.5 million for the three and six month periods ending July 2, 2005, respectively.

Gross margin dollars increased by 19.8% and 22.9% for the three and six month periods ending July 1, 2006, respectively. The gross margin percentage was 31.9% and 32.2% compared to 31.9% and 32.8% for the three and six month periods ending July 2, 2005, respectively. The net impact of vendor supported promotional activities positively impacted gross profit by $1.9 million and $7.0 million for the three and six month periods ending July 1, 2006, respectively, compared to $2.5 million and $6.5 million for the three and six month periods ending July 2, 2005, respectively. The three and six month periods ending July 2, 2005 included $0.2 million or 0.2% and 0.1% of net sales expense, respectively, for the fair market value adjustment on inventory related to the purchase of Blacksmith. The increase in gross profit dollars is due to the increase in sales partially offset by increased freight expense as a result of expanded geographic regions and the serving of smaller customers due to the Reliable acquisition.

Selling, general and administrative expenses increased by $6.4 million and $16.1 million, or 18.2% and 24.0% for the three and six month period ended July 1, 2006. Included in selling, general and administrative expenses for the three and six month period ended July 1, 2006 are $1.8 million and $7.1 million of cost associated with operating and integration cost of Reliable. Additional costs in delivery, sales, and warehouse contributed to the increase in selling, general and administrative cost for the three month and six month period ended July 1, 2006, including a new distribution center that became operational in June 2006. As a percentage of sales, selling, general and administrative expense for the three and six month periods ended July 1, 2006 was 24.3% and 25.5% compared to 24.6% and 25.7% for the three and six month periods ended July 2, 2005.

Net income decreased by $0.4 million and $1.0 million for the three and six month periods ending July 1, 2006 to $2.7 million and $3.2 million, respectively, compared to an income of $3.1 million and $4.2 million for the three and six month periods ending July 2, 2005, respectively. The three and six month period ended July 1, 2006 was impacted by higher net sales and offset by an increase in selling, general and administrative expense and interest expense.

Segment Information

We operate two business segments: Distribution and Retail Operations as described below.

Distribution

The distribution segment of our business (“Distribution”) consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Distribution segment for the three and six month periods ending July 1, 2006 generated $162.4 million and $314.5 million of net sales or 96.0% of the total net sales, respectively, for the periods. Sales for the three and six month periods grew 21.3% and 27.0%, respectively, over the same periods in the prior year. This segment distributes specialty automotive equipment for vehicles to specialty retailer/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 19 non-inventory stocking cross-docks spread throughout the East Coast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 350 trucks that provide multi-day per week delivery and returns along our over 270 routes which cover 42 states and parts of Canada. The Exeter, Kansas City, Austell and Corona warehouse distribution centers hold all of our inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, customer service, and our ability to expand efficiently.

Retail Operations

This segment of our business operates 24 retail stores primarily in Eastern Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated for the three and six month periods ending July 1, 2006, $6.8 million and $13.0 million of net sales or 4.0%, respectively, of the total net sales for such periods. Sales for the three and six month periods decreased 10.1% and 6.3%, respectively, over the same periods in the prior year. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumers and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Related Party Transactions

In connection with the purchase of the Company by Keystone Automotive Holdings, Inc., (the “Transaction”) the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resources and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three and six month periods ended July 1, 2006 and July 2, 2005 included $0.4 million and $0.8 million of management fee expense, respectively. Included in accounts payable at July 1, 2006 and December 31, 2005 was $2.3 million and $1.5 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three and six month periods ended July 1, 2006 and July 2, 2005 included less than $0.1 million of management fee expense, respectively. Included in accounts payable at July 1, 2006 and December 31, 2005 was an immaterial amount and zero, respectively.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Statement of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.1	68.1	67.2	67.8
Gross profit	31.9	31.9	32.8	32.2
Selling, general and adminstrative expenses	24.6	24.3	25.7	25.5
Income from operations	7.3	7.6	7.1	6.7
Interest expense	4.5	5.1	5.0	5.2
Other income (expense), net	0.0	0.1	0.0	0.0
Income before income tax expense	2.8	2.6	2.2	1.6
Income tax expense	0.6	1.0	0.6	0.6
Net income	2.2	1.6	1.6	1.0

Three Months Ended July 1, 2006 Compared to the Three Months Ended July 2, 2005

The following table sets forth a comparison of the three month period ended July 1, 2006 to the three month period ended July 2, 2005:

	Three Months Ending
	July 2, 2005	July 1, 2006	Dollar Change	Percent Change
(in thousands)
Net sales	$141,543	$169,250	$27,707	19.6%
Cost of sales	(96,421)	(115,211)	(18,790)	19.5%

Gross profit	45,122	54,039	8,917	19.8%
Selling, general and administrative expenses	(34,856)	(41,208)	(6,352)	18.2%

Income from operations	10,266	12,831	2,565	25.0%
Other income (expense):
Interest income	43	62	19	44.2%
Interest expense	(6,436)	(8,567)	(2,131)	33.1%
Other income (expense), net	41	106	65	158.5%

Income before income tax	3,914	4,432	518	13.2%
Income tax expense	(784)	(1,731)	(947)	120.8%

Net income	3,130	2,701	(429)	-13.7%
Other comprehensive income:
Foreign currency translation	(63)	110	173	-274.6%

Comprehensive income	$3,067	$2,811	$(256)	-8.3%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. The primary driver increasing net sales in existing locations continues to be the Distribution segment, including the addition of new truck routes and new customers in both existing and new regions and the acquisitions of Blacksmith and Reliable in the second half of 2005. The growth rate in the Northeast and Canada was at a single digit rate while the Midwest and West Coast regions continued to grow at a double digit rate over the prior period ended July 2, 2005. The net impact of vendor supported promotional activities increased sales by $1.6 million and $1.1 million for the three month periods ended July 1, 2006 and July 2, 2005, respectively.

Gross Profit. Gross profit represents net sales less cost of sales which includes third-party delivery costs. Vendor supported promotional activities positively impacted sales and cost of sales by $1.6 million and $0.3 million for a net impact of $1.9 million, or 1.1% of net sales, for the three month period ended July 1, 2006 compared to $1.1 million and $1.4 million for a net impact of $2.5 million, or 1.7% of net sales for the three month period ended July 2, 2005. The increase in gross profit dollars was due to the 19.6% increase in net sales. Gross margin for the three month periods ended July 1, 2006 and July 2, 2005 was 31.9%. Gross profit for the three month period ending July 2, 2005 includes a non-cash charge of $0.2 million or 0.2% of net sales related to the recognition of a portion of the fair market value adjustment on inventory recorded as part of the Blacksmith Acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Included in selling, general and administrative expenses for the three month period ended July 1, 2006 and July 2, 2005 are $1.8 million and $1.4 million of expenses associated with operating and integration costs of Reliable and Blacksmith. Also included in the three month period ended July 2, 2005 are $1.0 million of expense related to sales consulting services and professional fees related to the implementation of Sarbanes-Oxley Section 404, a charge of $1.1 million related to the settlement of a lawsuit for professional fees and other settlement charges for an intellectual property infringement lawsuit. The delivery expense for the three month period ending July 1, 2006 increased by $2.0 million due to the impact of increase in fuel prices and the cost of operating new delivery routes. Selling and warehouse expenses in 2006 increased by $1.0 million and $1.8 million, respectively, due to head count increases and other operating expenses within the departments and the addition of the new Austell, Georgia distribution center that became operational in June 2006.

Interest Expense. Interest expense increased by $2.2 million, or 33.1%, to $8.6 million for the three month period ended July 1, 2006, $6.4 million for the three month period ended July 2, 2005, due primarily to an increase in debt related to the Reliable Acquisition and a change in variable interest rates.

Income Tax Expense. Income tax expense increased from the three month period ended July 2, 2005 with an effective tax rate of 20.0% compared to an effective tax rate of 39.3% for the three month period ended July 1, 2006. The three month period ended July 2, 2005 was benefited by a net $0.8 million due to the resolution of certain state tax audits, Federal tax audits for the 2002 and October 20, 2003 tax years, a Canadian transfer pricing inquiry and certain other refinements to estimates of state deferred tax assets and liabilities.

Net Income. Net income decreased by $0.4 million, or 13.7%, to $2.7 million for the period ended July 1, 2006, as compared to $3.1 million for the three month period ended July 2, 2005. The decrease is primarily attributed to the $6.4 million increase in selling, general and administrative expense and a $2.1 million increase in interest expense, offset by the 19.6% increase in sales during the three month period ended July 1, 2006 as compared to the three month period ended July 2, 2005.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $28.4 million or 21.2% for the three month period ended July 1, 2006 over the three month period ended July 2, 2005. The increase in the Distribution segment is due primarily to the acquisitions of Blacksmith and Reliable, new customer growth, increased customer penetration, and geographic expansion.

The Retail Operations segment sales decreased by $0.7 million, or 9.6% for the three month period ended July 1, 2006 compared to the three month period ended July 2, 2005. The decrease is primarily due to a decrease of customer traffic in the Company’s stores. The Retail Operations segment is not expected to contribute significantly to the Company’s growth, as a result of management’s decision not to expand beyond the current 24 retail stores.

Net income for the Distribution segment decreased by $17k, or 0.6%, for the three month period ended July 1, 2006 compared to the three month period ended July 2, 2005. The decrease is due largely to the increase in selling, general and administrative expense and other expenses. The Retail Operations segment net income decreased by $0.4 million, or 490.5% for the three month period ended July 1, 2006 compared to the three month period ended July 2, 2005.

Six Months Ended July 1, 2006 Compared to the Six Months Ended July 2, 2005

The following table sets forth a comparison of the six month period ended July 1, 2006 to the six month period ended July 2, 2005:

	Six Months Ending
	July 2, 2005	July 1, 2006	Dollar Change	Percent Change
(in thousands)
Net sales	$261,406	$327,475	$66,069	25.3%
Cost of sales	(175,643)	(222,074)	(46,431)	26.4%

Gross profit	85,763	105,401	19,638	22.9%
Selling, general and administrative expenses	(67,248)	(83,362)	(16,114)	24.0%

Income from operations	18,515	22,039	3,524	19.0%
Other income (expense):
Interest income	112	133	21	18.8%
Interest expense	(13,019)	(17,014)	(3,995)	30.7%
Other income (expense), net	51	99	48	94.1%

Income before income tax	5,659	5,257	(402)	-7.1%
Income tax expense	(1,466)	(2,076)	(610)	41.6%

Net income	4,193	3,181	(1,012)	-24.1%
Other comprehensive income:
Foreign currency translation	(224)	106	330	-147.3%

Comprehensive income	$3,969	$3,287	$(682)	-17.2%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. The primary driver increasing net sales in existing locations continues to be the Distribution segment, including the addition of new truck routes and new customers in both existing and new regions and the acquisitions of Blacksmith and Reliable in the second half of 2005 . The growth rate in the Northeast was at a single digit rate while the Midwest, West Coast and Canada regions continued to grow at a double digit rate over the prior period ended July 2, 2005. The net impact of vendor supported promotional activities increased sales by $3.6 million and $3.5 million for the six month periods ended July 1, 2006 and July 2, 2005, respectively.

Gross Profit. Gross profit represents net sales less cost of sales which includes third-party delivery costs. Vendor supported promotional activities positively impacted sales and cost of sales by $3.6 million and $3.4 million for a net impact of $7.0 million, or 2.1% of net sales for the six month period ended July 1, 2006 compared to $3.5 million and $3.0 million for a net impact of $6.5 million, or 2.5%, of net sales for the six month period ended July 2, 2005. The increase in gross profit dollars was due to the 25.3% increase in net sales. Gross margin for the six month periods ended July 1, 2006 and July 2, 2005 was 32.2% and 32.8%, respectively. Gross profit for the six month period ending July 2, 2005 includes a non-cash charge of $0.2 million or 0.1% of net sales related to the recognition of a portion of the fair market value adjustment on inventory recorded as part of the Blacksmith acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Included in selling, general and administrative expenses for the six month period ended July 1, 2006 and July 2, 2005 are $7.1 million and $1.3 million of expenses associated with operating and integration costs of Reliable and

Blacksmith, respectively. Also included in the six month period ended July 2, 2005 are $2.3 million of expense related to sales consulting services and professional fees related to the implementation of Sarbanes-Oxley Section 404 and a charge of $1.4 million related to a lawsuit settlement for professional fees and settlement charges of an intellectual property infringement lawsuit. The delivery expense for the six month period ending July 1, 2006 increased by $3.8 million due to the impact of increase in fuel prices and the cost of operating new delivery routes. Selling and warehouse expenses in 2006 increased by $2.0 million and $2.5 million, respectively, due to head count increases and other operating expenses within the departments and the addition of the new Austell, Georgia distribution center that became operational in June 2006.

Interest Expense. Interest expense increased by $4.0 million, or 30.7%, to $17.0 million for the six month period ended July 1, 2006 as compared to $13.0 million for the six month period ended July 2, 2005 due primarily to an increase in debt related to the Reliable Acquisition and a change in variable interest rates.

Income Tax Expense. Income tax expense increased by $0.6 million, or 41.6% to an expense of $2.1 million with an effective tax rate of 39.5% for the six month period ended July 1, 2006 from an expense of $1.5 million for the six month period ended July 2, 2005 with an effective tax rate of 25.9%. The Company’s provision for income taxes for the six months ended July 2, 2005 was benefited by a net $0.8 million due to the resolution of certain state tax audits, Federal tax audits for the 2002 and October 20, 2003 tax years, a Canadian transfer pricing inquiry and certain other refinements to estimates of state deferred tax assets and liabilities.

Net Income. Net income decreased by $1.0 million, or 24.1%, to $3.2 million for the period ended July 1, 2006 from an income of $4.2 million for the six month period ended July 2, 2005. The decrease is primarily attributed to the $16.1 million increase in selling, general and administrative expense and a $4.0 million increase in interest expense, offset by the 25.3% increase in sales during the six month period ended July 1, 2006 as compared to the three month period ended July 2, 2005.

Results by Reportable Segment. The Distribution segment increased $66.9 million in consolidated net sales for the six month period ended July 1, 2006 over the six month period ended July 2, 2005. The increase in the Distribution segment is due primarily to the acquisitions of Reliable and Blacksmith, new customer growth, increased customer penetration, and geographic expansion.

The Retail segment sales decreased by $0.6 million, related to a decrease of customer traffic in the stores. The Retail segment is not expected to contribute significantly to the Company’s growth because of our decision not to expand beyond the current 24 retail stores.

Net income for the Distribution segment decreased by $0.4 million, or 9.5%, for the six month period ended July 1, 2006 compared to the three month period ended July 2, 2005. The decrease is due largely to the increase in selling, general and administrative expense and other expenses. The Retail Operations segment net income decreased by $0.6 million, or 306.2%, for the six month period ended July 1, 2006 compared to the three month period ended July 2, 2005.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the period ended July 1, 2006 was $4.0 million compared with net cash provided by operating activities of $10.9 million for the period ended July 2, 2005. The decrease in net cash provided by operating activities for the period ended July 1, 2006 was primarily due to a $10.5 million increase in inventory as a result of the Reliable acquisition compared to the period ended July 2, 2005.

Investing Activities. Net cash used in investing activities was $5.6 million for the period ended July 1, 2006, a decrease of $29.6 million from the net cash used in investing activities of $35.2 million in the period ended July 2, 2005. The decrease in investing activities is related to the Blacksmith Acquisition that occurred in the second quarter of 2005.

Financing Activities. Net cash used in financing activities during the period ended July 1, 2006 was $5.5 million compared to net cash source in financing activities of $14.6 million during the period ended July 2, 2005. The period ended July 2, 2005 includes a $26.6 million borrowing under the revolving line-of-credit for the Blacksmith Acquisition. The periods ended July 1, 2006 and July 2, 2005 included a term loan payment of $5.1 million and $12.0 million, respectively.

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital, capital expenditures, and operating costs necessary to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our senior secured credit facilities. In the event that we consummate an acquisition during this period, the total cost of the acquisition may not be funded completely from our current sources of liquidity and may require additional borrowings. As of July 1, 2006, we had $47.2 million in cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. As of July 1, 2006, we had total indebtedness of $355.4 million and $46.1 million of borrowings available under our senior credit facilities and senior subordinated notes, subject to customary conditions. We have $3.9 million of letters of credit that reduce availability under the senior credit facilities.

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

Capital Expenditures. We expect to spend approximately $9.0 million on capital expenditures in 2006. Through the six months ended July 1, 2006, $7.0 million was spent on capital expenditures. We expect capital expenditures in 2007 and thereafter to be approximately $6.0 million annually. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $96.8 million at July 1, 2006 and $93.9 million at December 31, 2005. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months when sales are slower in anticipation of the peak summer driving season, during which time our working capital tends to be reduced and the opening of the Austell facility. As a result of the acquisitions we acquired sizeable inventory that was duplicative of our existing inventory. Therefore we expect inventory as a relation to sales to decrease over the next 12 months.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of July 1, 2006.

	Payments Due by Period
(in millions)	2006	2007 - 2009	2010 - 2012	2013 and thereafter	Total
Contractual Obligations (1)
Term Loan B	$4.9	$85.7	$—	$—	$90.6
Term Loan C	0.5	2.7	86.6	—	89.8
Senior subordinated notes	—	—	—	175.0	175.0
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	3.1	13.5	5.4	5.0	27.0
Interest on indebtedness (2)	18.7	86.4	56.9	14.3	176.3

Total contractual cash obligations	$27.2	$188.4	$148.9	$194.3	$558.8

(1)	The Company is contingently liable for certain advisory fees. See FN 6 of the Interim Financial Statements.
(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 7.91%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.2 million assuming outstanding indebtedness of $180.4 million under our senior credit facilities.

Recent Accounting Pronouncements

On July 17, 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes and Related Implementation Issues. FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109, Accounting for Income Taxes (FAS 109). It requires that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The Company is in the process of reviewing the potential impact of FIN 48 on its financial statements.

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

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. Because we use a fleet of trucks to deliver specialty automotive equipment parts to our customers, the current high price of fuel has caused us to incur increased costs in operating our fleet, which have an adverse effect on our business, financial condition, and results of operations.

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

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility and Term Loan Facility, and issued Senior Subordinated Notes. As of July 1, 2006, the Company has $355.4 million in debt. The Revolving Credit Facility was not drawn on and the interest rate on the $175 million of Senior Subordinated Notes is fixed at 9.75%. As of July 1, 2006, our exposure to changes in interest rates is related to our Term Loans of $180.4 million which provided for quarterly principal and interest payments and is LIBOR plus 2.50 percent and matures in 2009, and our undrawn revolver. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $1.8 million change to interest expense.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Reliable Acquisition occurred on December 23, 2005 and was outside the internal control over financial reporting of the Company. However, management has reviewed all financial statement information related to Reliable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on August 15, 2006.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ BRYANT P. BYNUM
Bryant P. Bynum
Executive Vice President and
Chief Financial Officer