Form 10-Q
period 2006-09-30
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2006-11-13
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED SEPTEMBER 30, 2006

		Page
Part 1. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – as of December 31, 2005 and September 30, 2006	1

	Consolidated Statements of Income and Comprehensive Income – Three months ended October 1, 2005 and September 30, 2006; nine months ended October 1, 2005 and September 30, 2006	2

	Consolidated Statements of Cash Flows – Nine months ended October 1, 2005 and September 30, 2006	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

Part 2. Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	September 30, 2006
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$8,172	$93
Trade accounts receivable, net of allowance for doubtful accounts of $2,160 and $1,577, respectively	53,329	58,186
Inventories	114,039	139,711
Deferred tax assets	4,463	6,222
Prepaid expenses and other current assets	4,442	3,010

Total current assets	184,445	207,222

Property, plant and equipment, net	51,863	53,170
Deferred financing costs, net	17,067	14,776
Goodwill	226,579	226,609
Capitalized software, net	1,585	1,052
Intangible assets, net	208,054	198,938
Other assets	2,148	2,427

Total assets	$691,741	$704,194

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$10,470	$13,144
Current maturities of capital leases	70	18
Trade accounts payable	53,262	60,331
Accrued interest	3,252	7,920
Accrued compensation	6,142	6,069
Accrued expenses	17,392	13,892

Total current liabilities	90,588	101,374

Long-term debt	350,030	347,060
Long-term capital leases	517	50
Long-term liabilities	3,105	2,675
Deferred tax liabilities	60,536	60,521

Total liabilities	504,776	511,680

Shareholder’s Equity
Common Stock par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	186,004	187,275
Accumulated income	493	4,661
Accumulated other comprehensive income	468	578

Total shareholder’s equity	186,965	192,514

Total liabilities and shareholder’s equity	$691,741	$704,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
	(000’s)	(000’s)	(000’s)	(000’s)
Net sales	$128,773	$152,535	$390,179	$480,010
Cost of sales	(87,311)	(102,834)	(262,954)	(324,908)

Gross profit	41,462	49,701	127,225	155,102
Selling, general and administrative expenses	(33,776)	(38,786)	(101,024)	(122,148)

Income from operations	7,686	10,915	26,201	32,954
Other income (expense):
Interest income	8	30	120	163
Interest expense	(6,845)	(8,880)	(19,864)	(25,894)
Other income	17	39	68	138

Income before income tax	866	2,104	6,525	7,361
Income tax expense	(685)	(1,117)	(2,151)	(3,193)

Net income	181	987	4,374	4,168
Other comprehensive income:
Foreign currency translation	224	4	—	110

Comprehensive income	$405	$991	$4,374	$4,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	October 1, 2005	September 30, 2006
	(000’s)	(000’s)
Cash flows from operating activities:
Net income	$4,374	$4,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,244	15,338
Deferred financing charges	2,070	2,291
Deferred income taxes	(3,233)	(1,774)
Non-cash stock-based compensation expense	—	1,210
Non-cash charges related to inventory fair value adjustment	656	—
Other non-cash charges	308	583
Gain on sale of fixed assets	—	(143)
Net change in operating assets and liabilities, net of acquisitions:
Increase in trade accounts receivable	(2,250)	(5,440)
Increase in inventory	(16,299)	(25,672)
Increase in accounts payable and accrued liabilities	11,832	7,729
(Increase) / decrease in other assets	(304)	1,177

Net cash provided (used) by operating activities	11,398	(533)

Cash flows used in investing activities:
Acquisitions of businesses	(30,429)	(30)
Purchase of property, plant and equipment	(5,400)	(7,453)
Capitalized software costs	(758)	(201)
Proceeds from sale of property, plant and equipment	40	805

Net cash used in investing activities	(36,547)	(6,879)

Cash flows from financing activities:
Borrowing under revolving line-of-credit	33,900	11,600
Repayment under revolving line-of-credit	(8,500)	(4,100)
Principal repayments on long-term debt	(12,000)	(7,796)
Repayment of Capital Leases	—	(514)
Payments for deferred financing costs	(24)	—
Proceeds from stock options exercised	4	61

Net cash provided (used) in financing activities	13,380	(749)

Net effects of exchange rates on cash	53	82

Decrease in cash and cash equivalents	(11,716)	(8,079)
Cash and cash equivalents, beginning of period	12,390	8,172

Cash and cash equivalents, end of period	$674	$93

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, which are considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 of the Company.

1.	Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive parts and accessories, operating in the eastern, central, and western regions of the United States and part of Canada. The Company sells and distributes over 775 lines of specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 22,000 wholesale customers. The Company’s wholesale operations include an electronic service strategy allowing its customers access to its proprietary electronic catalog, as well as the ability to view inventory and place orders. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters is located in Exeter, Pennsylvania.

On December 23, 2005 pursuant to a Stock Purchase Agreement dated November 11, 2005, as amended by the Amendment to the Stock Purchase Agreement dated December 13, 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. (“Reliable”) for an aggregate consideration of $60.1 million, consisting of $49.1 million in cash and $11.0 million in seller notes (“Reliable Acquisition”). In December 2005, Keystone Automotive Holdings, Inc. (“Holdings”), the parent company, obtained $11 million in seller notes in order to fund the difference in the Reliable Acquisition between the amount received from the Company in cash and the aggregate consideration of the purchase price. The seller notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The seller notes require payment by Holdings prior to the maturity date if an acceleration event occurs, which is either a change of control or an initial primary underwritten public offering of the common stock of the Company, other than any public offering or sale pursuant to a registration statement on Form S-4, S-8 or a comparable or successor form.

The primary benefit received from the Reliable Acquisition was access to new customers, the ability to consolidate most of Reliable’s overhead into the Company’s infrastructure and to expand operations in the West Coast and Southeast regions. The results of operations for the Reliable Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Reliable Acquisition. “Other Intangible Assets” mainly represents the fair value of customer agreements that will be amortized over 20 years. The Company is in the process of finalizing the allocation of the purchase price which remains subject to refinement.

(in thousands)
Accounts receivable	$11,314
Finished goods inventory	27,521
Other assets	497
Fixed assets	1,626
Other Intangible Assets	17,000
Goodwill	27,979
Accounts payable and others	(25,848)

Purchase Price	$60,089

The following unaudited pro forma statement of operations data present the information for the three month and nine month periods ended October 1, 2005 as if the Reliable Acquisition had occurred as of January 2, 2005:

	Three months ending October 1, 2005	Nine months ending October 1, 2005
(in thousands)	(unaudited)	(unaudited)
Net Sales	$159,268	$489,354
Income before income tax	(1,478)	2,938
Net income	$(846)	$1,912

2.	Recent Accounting Pronouncements

In June of 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement. This consensus relates to taxes such as sales, use, value added and some excise taxes and provides for additional disclosure related to the Company’s accounting policy for presentation of such taxes on the income statement. The Company is currently reviewing the requirements of EITF 06-3 which are effective for interim and annual reporting periods beginning after December 15, 2006. As EITF 06-3 only requires additional disclosure, it is not expected to have a material impact on the Company’s financial statements.

On July 17, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes and Related Implementation Issues. FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109, Accounting for Income Taxes (FAS 109). It requires that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The Company is in the process of reviewing the potential impact of FIN 48 on its financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on its financial statements.

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FAS 87, 88, 106 and 132R. This statement requires an employer that maintains a defined benefit post-retirement plan to recognize the overfunded or underfunded status of such a plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also requires an employer to measure the funded status of such a plan as of the date of its year-end statement of financial position, with limited exceptions. A company without publicly traded equity securities is required to recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, such a company is required to disclose certain information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007. As the Company maintains no defined benefit postretirement plans, this statement will not have a material effect on the Company’s financial statements.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) that provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This bulletin provides guidance on how to first apply its provision in interim periods which are part of a fiscal year ending on or after November 15, 2006. The Company is currently evaluating the guidance in this bulletin and does not expect its provisions to have a material effect on its financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly- owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended October 1, 2005 and September 30, 2006 and 39 weeks in the nine month periods ended October 1, 2005 and September 30, 2006.

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

The Company believes it is appropriate to follow the guidance applicable to nonpublic entities as defined by FAS 123(R), in paragraph 85 of FAS 123(R) and to not include prior period pro forma disclosures of compensation cost calculated under the minimum value method. The principle of the transition requirements for FAS 123(R) is that unvested awards measured at the minimum value for pro forma disclosure should not be accounted for under FAS 123(R). The Company has followed this principle in following the prospective transition method upon adoption of FAS 123(R) on January 1, 2006. The Company, therefore, believes it would be consistent with that principle to no longer include, after adoption of FAS 123(R), the prior period pro forma disclosures calculated using the minimum value method.

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

On June 30, 2006, pursuant to a stock option grant agreement between the Company and Edward Orzetti, President and Chief Executive Officer, options to purchase 408,223 shares of Class L common stock at an exercise price of $21.20 per share and 3,674,007 shares of Class A common stock at an exercise price of $0.7044 per share were issued to Mr. Orzetti. The new options are in three separate tranches which are subject to a time vesting schedule and future Common Stock Market Value thresholds. Accordingly, the cost associated with these grants was immaterial for the period ending July 1, 2006 and the Company did not record any expense associated with grant of the new options for this period.

On July 19, 2006, the Company issued options to purchase 171,210 shares of Class L common stock at an exercise price of $21.20 per share and 1,540,890 shares of Class A common stock at an exercise price of $0.7044 per share were issued. The new options are in three separate tranches which are subject to a time vesting schedule. Accordingly, the cost associated with the second and third quarter grants is $0.3 million for the three month period ending September 30, 2006 and the Company has recorded the expense associated with the grants.

For purposes of determining the fair value of new stock option awards in the third quarter, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted average grant date fair value of the new options granted in the quarter ended September 30, 2006 was $6.28.

2006
Dividend yield	0%
Volatility	25.70%
Risk free interest rate	5.07%
Expected life (years)	2.70

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

The risk free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock option awards as of September 30, 2006 and changes during the period then ended were as follows:

	Class L Options:
	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2005	1,244,643
Granted	166,351
Exercised	—
Forfeited	(374,188)
Outstanding, April 1, 2006	1,036,806	$32.04	3.0 years
Exercisable, April 1, 2006	514,534	$32.04	3.0 years

Outstanding, April 1, 2006	1,036,806
Granted	408,223
Exercised	(2,305)
Forfeited	(6,566)
Outstanding, July 1, 2006	1,436,158	$28.96	2.75 years
Exercisable, July 1, 2006	510,986	$32.04	2.75 years

Outstanding, July 1, 2006	1,436,158
Granted	171,210
Exercised	—
Forfeited	—
Outstanding, September 30, 2006	1,607,368	$28.13	2.50 years
Exercisable, September 30, 2006	510,986	$32.04	2.50 years

	Class A Options:
	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2005	11,201,791
Granted	1,497,155
Exercised	—
Forfeited	(3,367,689)
Outstanding, April 1, 2006	9,331,257	$0.39	3.0 years
Exercisable, April 1, 2006	4,630,794	$0.39	3.0 years

Outstanding, April 1, 2006	9,331,257
Granted	3,674,007
Exercised	(20,742)
Forfeited	(59,108)
Outstanding, July 1, 2006	12,925,414	$0.48	2.75 years
Exercisable, July 1, 2006	4,598,855	$0.39	2.75 years

Outstanding, July 1, 2006	12,925,414
Granted	1,540,890
Exercised	—
Forfeited	—
Outstanding, September 30, 2006	14,466,304	$0.51	2.50 years
Exercisable, September 30, 2006	4,598,855	$0.39	2.50 years

Aggregate Intrinsic Value of A’s and L’s
(in thousands):
Outstanding, July 1, 2006	$3,272
Exercisable, July 1, 2006	$1,626

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the calculated stock price as of February 25, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.

4.	Goodwill and other intangibles - net

The change in the carrying amount of goodwill for the nine months ended September 30, 2006 by reportable segment is as follows:

(in thousands)	Total	Distribution	Retail
Successor:

Balance as of January 3, 2004	$178,780	$165,180	$13,600
Working Capital Adjustment	1,300	1,300	—
Transaction related costs	393	393	—

Balance as of January 1, 2005	$180,473	$166,873	$13,600
Working Capital Adjustment for the Blacksmith Acquisition	286	286	—
Transaction related costs for the Blacksmith Acquisition	153	153	—
Transaction related goodwill	45,667	45,667	—

Balance as of December 31, 2005	$226,579	$212,979	$13,600
Working caital adjustment for the Relaible Acquisition	30	30	—

Balance as of September 30, 2006	$226,609	$213,009	$13,600

Intangible assets are comprised of:

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at December 31, 2005
Retail trade name —A&A	$3,000	30	$(217)	$2,783
eServices trade name — DriverFX.com	1,000	15	(144)	856
Wholesale trade name — Keystone	50,000	30	(3,611)	46,389
Vendor agreements	60,249	17	(7,656)	52,593
Customer relationships - Reliable	17,000	20	—	17,000
Customer relationships - Keystone	100,752	17	(12,319)	88,433

Total intangibles, net	$232,001		$(23,947)	$208,054

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at September 30, 2006
Retail trade name —A&A	$3,000	30	$(292)	$2,708
eServices trade name — DriverFX.com	1,000	15	(194)	806
Wholesale trade name — Keystone	50,000	30	(4,861)	45,139
Vendor agreements	60,249	17	(10,314)	49,935
Customer relationships - Reliable	17,000	20	(638)	16,362
Customer relationships - Keystone	100,752	17	(16,764)	83,988

Total intangibles, net	$232,001		$(33,063)	$198,938

Amortization expense related to intangible assets for the nine months ended September, 2006 and October 1, 2005 was $9.1 million and $8.4 million, respectively.

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

Distribution

The Distribution segment aggregates five regions or operating segments that are economically similar, share a common class of customers, and distribute the same products. This segment of our business is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 19 non-inventory stocking cross-docks located throughout the East Coast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 360 trucks that provide multi-day per week delivery and returns along over 270 routes which cover 42 states and parts of Canada. The Exeter, Kansas City, Austell and Corona warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

The financial information for these two segments is as follows:

	Three Months Ending		Nine Months Ending
(in thousands)	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
Net Sales
Distribution	$126,735	$150,365	$384,311	$474,920
Retail	7,030	6,167	20,851	19,117
Elimination	(4,992)	(3,997)	(14,983)	(14,027)

Total	$128,773	$152,535	$390,179	$480,010

Interest income
Distribution	$8	30	$120	$163
Retail	—	—	—	—

Total	$8	$30	$120	$163

Interest expense
Distribution	$(6,845)	(8,880)	$(19,864)	$(25,894)
Retail	—	—	—	—

Total	$(6,845)	$(8,880)	$(19,864)	$(25,894)

Depreciation & amortization
Distribution	$4,854	5,053	$14,022	$15,137
Retail	72	65	222	201

Total	$4,926	$5,118	$14,244	$15,338

Income tax (expense) benefit
Distribution	$(759)	(1,193)	$(2,294)	$(3,693)
Retail	74	76	143	500

Total	$(685)	$(1,117)	$(2,151)	$(3,193)

Net income (loss)
Distribution	$201	949	$4,588	$4,918
Retail	(20)	38	(214)	(750)

Total	$181	$987	$4,374	$4,168

	Three Months Ending		Nine Months Ending
(in thousands)	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
Capital Expenditures
Distribution	$1,008	497	$5,383	$7,453
Retail	4	—	17	—

Total	$1,012	$783	$5,400	$7,739

Net sales in the United States increased as a percent of total sales in the three and nine month periods ended September 30, 2006 to approximately 91.6% and 91.4%, from 91.1% and 90.6% for the three and nine month periods ended October 1, 2005, respectively. At September 30, 2006 and December 31, 2005, approximately 99.6% and 99.4%, respectively, of long-lived assets are in the United States.

No customer accounted for more than 2.0% of sales for the three and nine month periods ended September 30, 2006 and October 1, 2005.

6.	Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Holdings, a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”). In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent International Corporation (“Advent”). The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three and nine month periods ended September 30, 2006 and October 1, 2005 included $0.4 million and $1.2 million of management fee expense. Included in accounts payable at September 30, 2006 and December 31, 2005 was $1.2 million and $1.5 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three and nine month periods ended September 30, 2006 and October 1, 2005 included less than $0.1 million of management fee expense, respectively. Included in accounts payable at September 30, 2006 and December 31, 2005 was an immaterial amount and zero, respectively.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations, or cash flows.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Keystone Automotive Operations, Inc. (“we”, “us” or the “Company”) cautions readers that such "forward looking statements", including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The “forward looking statements” contained in this report are made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about matters described herein or other matters concerning the Company.

The Company disclaims any intent or obligation to update "forward looking statements" to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

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

Items Affecting Comparability

Comparability between 2006 and 2005 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended September 30, 2006 and October 1, 2005 and 39 weeks in the nine month periods ended September 30, 2006 and October 1, 2005.

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

Overview

For the three month and nine month periods ended September 30, 2006, net sales increased 18.5% and 23.0%, respectively, over the three month and nine month periods ended October 1, 2005. The Distribution segment generated $146.4 million and $460.9 million or 96.0% of the net sales in the three month and nine month periods ended September 30, 2006, respectively, compared to $121.7 million or 94.5% and $369.3 million or 94.7% of the net sales in the three and nine month periods ended October 1, 2005, respectively. The Retail Operations segment generated $6.2 million and $19.1 million or 4.0% of the net sales in the three and nine month periods ended September 30, 2006, respectively, compared to $7.0 million or 5.5% and $20.9 million or 5.3% of net sales in the three and nine month periods ended October 1, 2005, respectively. Sales in the Northeast showed double digit growth over the three month period and high single digit growth over the nine month period ended September 30, 2006, primarily as a result of the integration of Blacksmith and Reliable customers somewhat offset by lower sales to our existing base. The Midwest and West Coast regions continue their strong double digit growth for the three month and nine month periods ended September 30, 2006. This growth was the result of our continued expansion into these markets and the acquisition of Reliable and Blacksmith partially offset by anticipated attrition with the acquired customer group. Attrition is caused by customers wanting to maintain a diverse supplier base as well as expected competitive activities. The Canada region returned to double digit growth for the three month period and continued double digit growth for the nine month period ending September 30, 2006. The net impact of vendor supported promotional activities positively impacted sales by $0.5 million and $4.1 million for the three and nine month periods ending September 30, 2006, respectively, compared to $0.5 million and $4.0 million for the three and nine month periods ending October 1, 2005, respectively.

Gross margin dollars increased by 19.9% and 21.9% for the three and nine month periods ending September 30, 2006, respectively. The gross margin percentage was 32.6% and 32.3% compared to 32.2% and 32.6% for the three and nine month periods ending September 30, 2006 and October 1, 2005, respectively. The net impact of vendor supported promotional activities positively impacted gross profit by $3.1 million and $10.1 million for the three and nine month periods ending September 30, 2006, respectively, compared to $1.7 million and $8.2 million for the three and nine month periods ending October 1, 2005, respectively. The three and nine month periods ending October 1, 2005 included $0.4 million and $0.7 or 0.3% and 0.2% of net sales expense, respectively, for the fair market value adjustment on inventory related to the purchase of Blacksmith. The increase in gross profit dollars is due to the increase in sales and vendor supported promotional activities partially offset by increased freight expense as a result of serving customers (i) in expanded geographic regions with (ii) smaller average order size.

Selling, general and administrative expenses increased by $5.0 million and $21.1 million, or 14.8% and 20.9% for the three and nine month periods ended September 30, 2006. Included in selling, general and administrative expenses for the three and nine month periods ended September 30, 2006 are $0.3 million and $7.4 million of cost associated with operating and integration cost of Reliable and for the three and nine month periods ended October 1, 2005 are $1.9 million and $3.2 million of cost associated with operating and integration cost of Blacksmith. Additional costs in delivery, sales, and warehouse contributed to the increase in selling, general and administrative cost for the three month and nine month periods ended September 30, 2006, including a new distribution center that became operational in June 2006. As a percentage of sales, selling, general and administrative expense for the three and nine month periods ended September 30, 2006 was 25.4% compared to 26.2% and 25.9% for the three and nine month periods ended October 1, 2005.

Net income increased by $0.8 million and decreased by $0.2 million for the three and nine month periods ending September 30, 2006 to $1.0 million and $4.2 million, respectively, compared to an income of $0.2 million and $4.4 million for the three and nine month periods ending October 1, 2005, respectively. The three and nine month periods ended September 30, 2006 were impacted by higher net sales and offset by an increase in selling, general and administrative expense and interest expense.

Segment Information

We operate two business segments: Distribution and Retail Operations as described below.

Distribution

The distribution segment of our business (“Distribution”) consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. The Distribution segment for the three and nine month periods ending September 30, 2006 generated $146.4 million and $460.9 million of net sales or 96.0% of the total net sales, respectively, for the periods. Sales for the three and nine month periods grew 20.2% and 24.8%, respectively, over the same periods in the prior year. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 19 non-inventory stocking cross-docks spread throughout the East Coast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 360 trucks that provide multi-day per week delivery and returns along our over 270 routes which cover 42 states and parts of Canada. The Exeter, Kansas City, Austell and Corona warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, customer service, and our ability to expand efficiently.

Retail Operations

This segment of our business operates 24 retail stores primarily in Eastern Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated for the three and nine month periods ending September 30, 2006, $6.2 million and $19.1 million of net sales or 4.0%, respectively, of the total net sales for such periods. Sales for the three and nine month periods decreased 12.3% and 8.3%, respectively, over the same periods in the prior year. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumers and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Related Party Transactions

In connection with the purchase of the Company by Keystone Automotive Holdings, Inc., (the “Transaction”) the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resources and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three and nine month periods ended September 30, 2006 and October 1, 2005 included $0.4 million and $1.2 million of management fee expense, respectively. Included in accounts payable at September 30, 2006 and December 31, 2005 was $1.2 million and $1.5 million, respectively.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three and nine month periods ended September 30, 2006 and October 1, 2005 included less than $0.1 million of management fee expense, respectively. Included in accounts payable at September 30, 2006 and December 31, 2005 was an immaterial amount and zero, respectively.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
Statement of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.8	67.4	67.4	67.7
Gross profit	32.2	32.6	32.6	32.3
Selling, general and adminstrative expenses	26.2	25.4	25.9	25.4
Income from operations	6.0	7.2	6.7	6.9
Interest expense	5.3	5.8	5.1	5.4
Other income (expense), net	0.0	0.0	0.0	0.0
Income before income tax expense	0.7	1.4	1.6	1.5
Income tax expense	0.5	0.7	0.6	0.7
Net income	0.2	0.6	1.0	0.9

Three Months Ended September 30, 2006 Compared to the Three Months Ended October 1, 2005

The following table sets forth a comparison of the three month period ended September 30, 2006 to the three month period ended October 1, 2005:

	Three Months Ending
	October 1, 2005	September 30, 2006	Dollar Change	Percent Change
(in thousands)
Net sales	$128,773	$152,535	$23,762	18.5%
Cost of sales	(87,311)	(102,834)	(15,523)	17.8%

Gross profit	41,462	49,701	8,239	19.9%
Selling, general and administrative expenses	(33,776)	(38,786)	(5,010)	14.8%

Income from operations	7,686	10,915	3,229	42.0%
Other income (expense):
Interest income	8	30	22	275.0%
Interest expense	(6,845)	(8,880)	(2,035)	29.7%
Other income (expense), net	17	39	22	129.4%

Income before income tax	866	2,104	1,238	143.0%
Income tax expense	(685)	(1,117)	(432)	63.1%

Net income	181	987	806	445.3%
Other comprehensive income:
Foreign currency translation	224	4	(220)	-98.2%

Comprehensive income	$405	$991	$586	144.7%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. The primary driver increasing net sales in existing locations continues to be the Distribution segment, including the addition of new truck routes and new customers in both existing and new regions and the acquisitions of Blacksmith and Reliable in the second half of 2005. The growth rate in Northeast, Canada, Midwest and West Coast regions grew at a double digit rate over the prior period ended October 1, 2005. The net impact of vendor supported promotional activities increased sales by $0.5 million for the three month periods ended September 30, 2006 and October 1, 2005, respectively.

Gross Profit. Gross profit represents net sales less cost of sales which includes third-party delivery costs. Vendor supported promotional activities positively impacted sales and cost of sales by $0.5 million and $2.6 million for a net impact of $3.1 million, or 2.0% of net sales, for the three month period ended September 30, 2006 compared to $0.5 million and $1.2 million for a net impact of $1.7 million, or 1.3% of net sales for the three month period ended October 1, 2005. The increase in gross profit dollars was due to the 18.5% increase in net sales. Gross margin for the three month periods ended September 30, 2006 and October 1, 2005 was 32.6% and 32.2%. Gross profit for the three month period ending October 1, 2005 includes a non-cash charge of $0.4 million or 0.3% of net sales related to the recognition of a portion of the fair market value adjustment on inventory recorded as part of the Blacksmith Acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Included in selling, general and administrative expenses for the three month periods ended September 30, 2006 and October 1, 2005 are $0.3 million and $1.9 million of expenses associated with operating and integration costs of Reliable and Blacksmith, respectively. Also included in the three month periods ended September 30, 2006 and October 1, 2005 are $0.1 million and $0.3 million, respectively, of expense related to professional fees related to the implementation of Sarbanes-Oxley Section 404. The delivery expense for the three month period ending September 30, 2006 increased by $1.2 million due to the impact of an increase in fuel prices and the cost of operating new delivery routes. Selling and warehouse expenses in 2006 increased by $1.2 million and $1.4 million, respectively, due to head count increases and other operating expenses within the departments and the addition of the new Austell, Georgia distribution center that became operational in June 2006.

Interest Expense. Interest expense increased by $2.1 million, or 29.7%, to $8.9 million for the three month period ended September 30, 2006 from $6.8 million for the three month period ended October 1, 2005, due primarily to an increase in debt related to the Reliable Acquisition and a change in variable interest rates.

Income Tax Expense. Income tax expense increased by $0.4 million to $1.1 million for the three month period ended September 30, 2006 from $0.7 million for the three month period ended October 1, 2005. The effective tax rate of 53.1% for the three month period ended September 30, 2006 compared to an effective tax rate of 79.1% for the three month period ended October 1, 2005. The three month periods are being effected by certain divisions that are incurring state taxes on profits earned.

Net Income. Net income increased by $0.8 million, or 445.3%, to $1.0 million for the period ended September 30, 2006, as compared to $0.2 million for the three month period ended October 1, 2005. The increase is primarily attributed to the 18.5% increase in sales offset by a $5.0 million increase in selling, general and administrative expense and a $2.1 million increase in interest expense, during the three month period ended September 30, 2006 as compared to the three month period ended October 1, 2005.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $24.6 million or 20.2% for the three month period ended September 30, 2006 over the three month period ended October 1, 2005. The increase in the Distribution segment is due primarily to the acquisitions of Blacksmith and Reliable, new customer growth, increased customer penetration, and geographic expansion.

The Retail Operations segment sales decreased by $0.9 million, or 12.3% for the three month period ended September 30, 2006 compared to the three month period ended October 1, 2005. The decrease is primarily due to a decrease of customer traffic in the Company’s stores. The Retail Operations segment is not expected to contribute significantly to the Company’s growth, as a result of management’s decision not to expand beyond the current 24 retail stores.

Net income for the Distribution segment increased by $0.7 million, or 372.1%, for the three month period ended September 30, 2006 compared to the three month period ended October 1, 2005. The increase is due largely to the increase in sales offset by an increase in selling, general and administrative expense and other expenses. The Retail Operations segment net income increased by $58,000, or 290.0% for the three month period ended September 30, 2006 compared to the three month period ended October 1, 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended October 1, 2005

The following table sets forth a comparison of the nine month period ended September 30, 2006 to the nine month period ended October 1, 2005:

	Nine Months Ending
(in thousands)	October 1, 2005	September 30, 2006	Dollar Change	Percent Change
Net sales	$390,179	$480,010	$89,831	23.0%
Cost of sales	(262,954)	(324,908)	(61,954)	23.6%

Gross profit	127,225	155,102	27,877	21.9%
Selling, general and administrative expenses	(101,024)	(122,148)	(21,124)	20.9%

Income from operations	26,201	32,954	6,753	25.8%
Other income (expense):
Interest income	120	163	43	35.8%
Interest expense	(19,864)	(25,894)	(6,030)	30.4%
Other income (expense), net	68	138	70	102.9%

Income before income tax	6,525	7,361	836	12.8%
Income tax expense	(2,151)	(3,193)	(1,042)	48.4%

Net income	4,374	4,168	(206)	-4.7%
Other comprehensive income:
Foreign currency translation	—	110	110	0.0%

Comprehensive income	$4,374	$4,278	$(96)	-2.2%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. The primary driver increasing net sales in existing locations continues to be the Distribution segment, including the addition of new truck routes and new customers in both existing and new regions and the acquisitions of Blacksmith and Reliable in the second half of 2005 . The growth rate in the Northeast was at a high single digit rate while the Midwest, West Coast and Canada regions continued to grow at a double digit rate over the prior period ended October 1, 2005. The net impact of vendor supported promotional activities increased sales by $4.1 million and $4.0 million for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.

Gross Profit. Gross profit represents net sales less cost of sales which includes third-party delivery costs. Vendor supported promotional activities positively impacted sales and cost of sales by $4.1 million and $6.0 million for a net impact of $10.1 million, or 2.1% of net sales for the nine month period ended September 30, 2006 compared to $4.0 million and $4.2 million for a net impact of $8.2 million, or 2.1%, of net sales for the nine month period ended October 1, 2005. The increase in gross profit dollars was due to the 23.0% increase in net sales. Gross margin for the nine month periods ended September 30, 2006 and October 1, 2005 was 32.3% and 32. 6%, respectively. Gross profit for the nine month period ending October 1, 2005 includes a non-cash charge of $0.7 million or 0.2% of net sales related to the recognition of a portion of the fair market value adjustment on inventory recorded as part of the Blacksmith acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Included in selling, general and administrative expenses for the nine month periods ended September 30, 2006 and October 1, 2005 are $7.4 million and $3.2 million of expenses associated with operating and integration costs of

Reliable and Blacksmith, respectively. Included in the nine month period ended September 30, 2006 is $1.2 million of expense related to non-cash stock-based compensation expense. Included in the nine month periods ended September 30, 2006 and October 1, 2005 are $0.3 million and $1.0 million, respectively, of professional fees related to the implementation of Sarbanes-Oxley Section 404. Also included in October 1, 2005 is $1.6 million of expense related to sales consulting and a charge of $1.4 million related to a lawsuit settlement for professional fees and settlement charges of an intellectual property infringement lawsuit. The delivery expense for the nine month period ending September 30, 2006 increased by $5.5 million due to the impact of an increase in fuel prices and the cost of operating new delivery routes. Selling and warehouse expenses in 2006 increased by $3.3 million and $4.0 million, respectively, due to head count increases and other operating expenses within the departments and the addition of the new Austell, Georgia distribution center that became operational in June 2006.

Interest Expense. Interest expense increased by $6.0 million, or 30.4%, to $25.9 million for the nine month period ended September 30, 2006 as compared to $19.9 million for the nine month period ended October 1, 2005 due primarily to an increase in debt related to the Reliable Acquisition and a change in variable interest rates.

Income Tax Expense. Income tax expense increased by $1.0 million, or 48.4% to an expense of $3.2 million with an effective tax rate of 43.4% for the nine month period ended September 30, 2006 from an expense of $2.2 million for the nine month period ended October 1, 2005 with an effective tax rate of 33.0%. The Company’s provision for income taxes for the nine month period ended September 30, 2006 is being effected by state income taxes. The Company’s provision for income taxes for the nine months ended October 1, 2005 was benefited due to the resolution of certain state tax audits, Federal tax audits for the 2002 and October 20, 2003 tax years, a Canadian transfer pricing inquiry and certain other refinements to estimates of state deferred tax assets and liabilities.

Net Income. Net income decreased by $0.2 million, or 4.7%, to $4.2 million for the period ended September 30, 2006 from an income of $4.4 million for the nine month period ended October 1, 2005. The decrease is primarily attributed to the 23.0% increase in sales offset by a $21.1 million increase in selling, general and administrative expense and a $6.0 million increase in interest expense during the nine month period ended September, 2006 as compared to the nine month period ended October 1, 2005.

Results by Reportable Segment. The Distribution segment increased $91.6 million in consolidated net sales for the nine month period ended September 30, 2006 over the nine month period ended October 1, 2005. The increase in the Distribution segment is due primarily to the acquisition of Reliable and Blacksmith, new customer growth, increased customer penetration, and geographic expansion.

The Retail segment sales decreased by $1.7 million, related to a decrease of customer traffic in the stores. The Retail segment is not expected to contribute significantly to the Company’s growth because of our decision not to expand beyond the current 24 retail stores.

Net income for the Distribution segment increased by $0.3 million, or 7.2%, for the nine month period ended September 30, 2006 compared to the nine month period ended October 1, 2005. The increase is due largely to the increase in sales offset by selling, general and administrative expense and other expenses. The Retail Operations segment net income decreased by $0.5 million, or 250.5%, for the nine month period ended September 30, 2006 compared to the nine month period ended October 1, 2005.

Liquidity and Capital Resources

Operating Activities. Net cash used by operating activities during the period ended September 30, 2006 was $0.5 million compared with net cash provided by operating activities of $11.4 million for the period ended October 1, 2005. The decrease in net cash provided by operating activities for the period ended September 30, 2006 was primarily due to a $25.7 million increase in inventory and a $7.7 million increase in accounts payable and accrued liabilities compared to the period ended October 1, 2005 resulting from the Reliable acquisition and the opening of our fourth inventory stocking warehouse at Austell, Georgia.

Investing Activities. Net cash used in investing activities was $6.9 million for the period ended September 30, 2006, a decrease of $29.6 million from the net cash used in investing activities of $36.5 million in the period ended October 1, 2005. The decrease in investing activities is related to the Blacksmith Acquisition that occurred in the second quarter of 2005.

Financing Activities. Net cash used in financing activities during the period ended September 30, 2006 was $0.7 million compared to net cash source in financing activities of $13.4 million during the period ended October 1, 2005. The period ended October 1, 2005 includes a $25.4 million borrowing under the revolving line-of-credit for the Blacksmith Acquisition. The periods ended September 30, 2006 and October 1, 2005 included a term loan payment of $7.8 million and $12.0 million, respectively.

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital, capital expenditures, and operating costs necessary to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our senior secured credit facilities. In the event that we consummate an acquisition during this period, the total cost of the acquisition may not be funded completely from our current sources of liquidity and may require additional borrowings. As of September 30, 2006, we had $39.4 million in cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. The senior secured credit facilities consist of a five-year $50.0 million revolving credit facility, a six-year Term Loan B facility amortizing $115.0 million, and a five-year Term Loan C facility amortizing $90.0 million. As of September 30, 2006, we had total indebtedness of $360.2 million and $39.3 million of borrowings available under our senior credit facilities and senior subordinated notes, subject to customary conditions. As of September 30, 2006 we have borrowed $7.5 million under the senior credit facilities and an additional $3.2 million of letters of credit that also reduce availability under the senior credit facilities.

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

The senior subordinated notes mature in 2013 and are fully and unconditionally guaranteed by each of our existing domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The notes and the guarantors’ are unsecured senior subordinated obligations and will be subordinated to all of our subsidiaries and guarantees’ existing and future senior debt. If we cannot make payments required by the notes, the subsidiary guarantors are required to make the payments.

Capital Expenditures. We expect to spend approximately $9.0 million on capital expenditures in 2006. Through the nine months ended September 30, 2006, $7.7 million was spent on capital expenditures. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $105.8 million at September 30, 2006 and $93.9 million at December 31, 2005. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience plus requirements associated with the previously mentioned opening of our fourth inventory stocking warehouse at Austell, Georgia. Our working capital needs are seasonal, and we build working capital in the winter months when sales are slower in anticipation of the peak summer driving season, during which time our working capital tends to be reduced. As a result of the acquisitions we acquired sizeable inventory that was duplicative of our existing inventory. Therefore we expect inventory as a relation to sales to decrease over the next 12 months.

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

Off-Balance Sheet Arrangements

None

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of September 30, 2006.

	Payments Due by Period
(in millions)	2006	2007 - 2009	2010 - 2012	2013 and thereafter	Total
Contractual Obligations (1)
Term Loan B	$2.5	$85.7	$—	$—	$88.2
Term Loan C	0.2	2.7	86.6	—	89.5
Senior subordinated notes	—	—	—	175.0	175.0
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	1.7	18.2	7.0	5.0	31.9
Interest on indebtedness (2)	15.6	86.3	56.8	14.3	173.0

Total contractual cash obligations	$20.0	$193.0	$150.4	$194.3	$557.7

(1)	The Company is contingently liable for certain advisory fees. See FN 6 of the Interim Financial Statements.
(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 7.9%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.2 million assuming outstanding indebtedness of $177.7 million under our senior credit facilities.

Recent Accounting Pronouncements

In June of 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement. This consensus relates to taxes such as sales, use, value added and some excise taxes and provides for additional disclosure related to the Company’s accounting policy for presentation of such taxes on the income statement. The Company is currently reviewing the requirements of EITF 06-3 which are effective for interim and annual reporting periods beginning after December 15, 2006. As EITF 06-3 only requires additional disclosure, it is not expected to have a material impact on the Company’s financial statements.

On July 17, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes and Related Implementation Issues. FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109, Accounting for Income Taxes (FAS 109). It requires that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The Company is in the process of reviewing the potential impact of FIN 48 on its financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on its financial statements.

Also in September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FAS 87, 88, 106 and 132R. This statement requires an employer that maintains a defined benefit post-retirement plan to recognize the overfunded or underfunded status of such a plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also requires an employer to measure the funded status of such a plan as of the date of its year-end statement of financial position, with limited exceptions. A company without publicly traded equity securities is required to recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, such a company is required to disclose certain information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007. As the Company maintains no defined benefit postretirement plans, this statement will not have a material effect on the Company’s financial statements.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) that provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This bulletin provides guidance on how to first apply its provision in interim periods which are part of a fiscal year ending on or after November 15, 2006. The Company is currently evaluating the guidance in this bulletin and does not expect its provisions to have a material effect on its financial statements.

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

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility and Term Loan Facility, and issued Senior Subordinated Notes. As of September 30, 2006, the Company has $360.2 million in debt. The Revolving Credit Facility was $7.5 million and the interest rate on the $175 million of Senior Subordinated Notes is fixed at 9.75%. As of September 30, 2006, our exposure to changes in interest rates is related to our Term Loans of $177.7 million which provided for quarterly principal and interest payments and is LIBOR plus 2.50 percent and matures in 2009, and our $7.5 million drawn on the revolver. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $1.9 million change to interest expense.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating (1) the design of procedures to ensure that material information relating to us is made known to our CEO and CFO by others and (2) the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Reliable Acquisition occurred on December 23, 2005 and was outside the internal control over financial reporting of the Company. However, management has reviewed all financial statement information related to Reliable.

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

Item 1A. Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to Forward Looking Statements Section in this report and in the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on November 13, 2006.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ BRYANT P. BYNUM
Bryant P. Bynum
Executive Vice President and Chief Financial Officer