Form 10-K
period 2006-12-30
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2007-03-29
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 30, 2006

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

Yes  ☐            No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☒            No  ☐

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

Yes  ☐            No  ☒

None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 29, 2007, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

Documents Incorporated by Reference

None

-i-

CAUTIONARY STATEMENTS

We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this Annual Report generally. In addition, when used in this Annual Report, words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Certain Factors That May Affect Our Business,” as well as:

•	general economic and business conditions in the United States and other countries;

•	the financial condition of our customers and vendors, many of which are small businesses with limited financial resources;

•	our ability to execute key strategies, including pursuing acquisitions and the integration of those acquisitions;

•	actions by our competitors;

•	downgrades in our credit ratings;

•	the possibility of future terrorist activities; and

•	other matters discussed in this Annual Report generally.

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

Company Overview

Unless the context requires otherwise, references in this Annual Report on Form 10-K to Keystone refer to Keystone Automotive Operations, Inc. and references such as “we”, “us” and “our” refer to Keystone Automotive Operations, Inc. together with its consolidated subsidiaries.

History

In 1972, Keystone Automotive Warehouse was organized as a partnership and was sold in March of 1998, thereby dissolving the partnership. The new owners formed Keystone Automotive Operations, Inc. (“the Company”), which was incorporated under the laws of the Commonwealth of Pennsylvania.

We are North America’s leading distributor of specialty automotive equipment purchased by consumers to improve the performance, functionality and appearance of their vehicles. We occupy a critical position in our industry by linking a highly fragmented base of approximately 825 vendors with an even more fragmented base of approximately 23,500 customers, who in turn sell to the end consumer. In 2006, we believe we had net sales nearly five times higher than our largest competitor. The market in which we compete, as measured by manufacturers’ sales, is approximately $10.9 billion and grew at a compound annual growth rate of 7.4% in the period from 1994 to 2004. We have a differentiated business model and hard-to-replicate distribution network, which have enabled us to generate growth in excess of the market (a compound annual growth rate of 11.6%) in the period from 1985 to 2006. Our original concentration was in the Northeastern part of the United States. As we grew, we expanded and opened call centers and non-inventory stocking distribution centers (cross-docks) in Ohio, North Carolina and Massachusetts. In March of 1999, we purchased the assets of Automotive Performance Warehouse (“APW”), a distributor in Kansas City, Kansas, with warehouse locations in Kansas, Texas, Tennessee, Illinois and Colorado. In 1999, we purchased the assets of a distributor in Toronto, Canada and purchased the stock of American Specialty Equipment Corp., a distributor in Long Island, New York that had serviced the East Coast. From 2000 to 2002, we opened new cross-docks in Pennsylvania, Maryland, Florida, Georgia, Indiana, Alabama and Cornwall, Canada. In November of 2003, we opened our first call center and warehouse in Corona, California, allowing us to penetrate the West Coast market, and in November of 2004, we opened a cross-dock in Sacramento, California. In March of 2005 we opened a new cross-dock in Albuquerque, New Mexico. In May of 2005, we purchased the stock of Blacksmith Distributing Inc. (“Blacksmith”), a distributor in Elkhart, Indiana, with locations in Pennsylvania, Ohio, Michigan, Indiana, Wisconsin and Illinois, primarily to access new customers (the “Blacksmith Acquisition”). In August of 2005, we opened a new cross-dock in Erlanger, Kentucky. In December of 2005, we purchased the stock of Reliable Investments, Inc. (“Reliable”), a distributor in Overland Park, Kansas, with locations in California, Colorado, Florida, Missouri, Minnesota, Texas, New York, Tennessee, Pennsylvania, Connecticut and Vermont (the “Reliable Acquisition”). The Reliable Acquisition consolidated Reliable’s operations into our infrastructure and gave us access to new customers, while leaving certain of Reliable’s strategic call centers. In June of 2006, we opened our Austell, Georgia warehouse.

We offer the most comprehensive selection of specialty automotive equipment in our industry. We warehouse approximately 121,000 stock keeping units (“SKUs”), which we are able to deliver to nearly all of our customers on a next-day or second-day basis. We have a hub-and-spoke distribution network, which we believe differentiates us from our competitors and allows us to provide rapid and dependable delivery of a broad selection of products. This network enables us to transport products from our four centralized warehouse distribution centers to our 19 non-inventory stocking cross-docks, which provide distribution points to key regional markets. Our fleet of over 425 trucks delivers our products directly to our customers along 273 routes in 42 states and parts of Canada. We believe that this network meets the rapid delivery needs of specialty retailers and ensures regular customer contact, allowing us to provide a superior level of service to our customers.

Our customers are principally small, independent retailers and installers of specialty automotive equipment with annual revenues of less than $1.0 million and annual purchases from us of less than $0.3 million. These businesses depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. Similarly, our vendors are typically small to mid-sized manufactures with annual revenues of less than $100.0 million, the majority of whom have revenues of less than $30.0 million. We provide a critical service to our vendors by stocking the full range of their products, managing the distribution of their products to our fragmented customer base and providing marketing support to develop demand for their products. The valuable services we provide and the deep level of integration we have with the business operations of our customers and vendors have resulted in a strong and stable position within the industry.

We have experienced robust revenue and profit growth as a result of market expansion, our ability to generate higher levels of sales from our existing customers and by attracting new customers in both existing and new regions. We believe that there is significant growth potential in the specialty automotive equipment market, which we expect will permit additional opportunities for revenue and profit growth in the future.

Segment Information

We operate two business segments: Distribution and Retail Operations, as described below.

Distribution

The distribution segment (“Distribution”) aggregates five regions or operating segments that are economically similar, share a common class of customers and distribute the same products. The distribution segment generated $594.3 million or 96.1% of our net sales in 2006. The key to this segment of our business is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers and installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 19 non-inventory stocking cross-docks spread throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) a fleet of over 425 trucks that provide multi-day per week delivery along our over 273 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

Our distribution operations are comprised of three primary steps:

Order Processing. Order requests are received primarily through any of our thirteen call centers or, to a lesser extent, directly through the Internet, and then sent to the warehouse for processing. Items are individually picked from the warehouse shelves, consolidated into crates or on pallets for shipping, and loaded onto trucks depending on the location of the customer and the cross-dock. We have achieved a pick accuracy rate of greater than 99%.

Transportation to Cross-Docks. We transport shipments from our central distribution centers to the cross-docks via tractor trailers. Once these trucks arrive at a local cross-dock, the products are unloaded, sorted by delivery routes and then reloaded into smaller 18-foot delivery trucks.

Transportation to Customers. Our fleet of delivery trucks delivers the products to customers and picks up goods to be returned to us. When delivery trucks return to the cross-dock, returned goods are unloaded, sorted and returned to the warehouse distribution centers via the tractor trailers, thereby reducing wasted miles on the fleet’s return trips to the warehouse distribution centers. At our discretion, returned goods are either sent back to the manufacturer for full credit or restocked into inventory. We provide delivery on company-owned trucks within one to two days to customers throughout 42 states and parts of Canada. This ensures regular customer contact and meets the rapid delivery needs of specialty retailers/installers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery directly to our retailer’s customers, at the request of the retailer.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, cost structure and our ability to expand efficiently.

Retail Operations

The retail segment of our business (“Retail”) operates 24 retail stores in Pennsylvania under the A&A Auto Parts name (the “A&A Stores”). A&A Stores sell replacement parts, as well as specialty parts, to consumers and are located primarily in stand-alone facilities. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These retail operations generated $24.4 million, or 3.9% of our net sales, in 2006. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. Due to the close proximity of many of the A&A Stores to the Exeter warehouse distribution center, the full range of SKUs carried at Exeter are delivered within 24 hours to any of our retail locations.

Competitive Strengths

We believe our key strengths are:

•

Leading Market Position. We are the leading distributor of specialty automotive equipment in North America, with revenues nearly five times greater than our largest competitor. Our distribution network now extends to the East Coast, Southeast, Midwest, the Western United States and parts of Canada. We believe the key benefits of our scale are:

•	an ability to economically carry extensive inventory due to the critical mass of customers we serve;

•	volume discounts from our vendors;

•	an ability to invest in sales tools and technologies to support our customers; and

•	operating efficiencies from leveraging our existing infrastructure.

We believe our leading market position enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

•

Breadth and Depth of Product Selection. We offer the most comprehensive selection of specialty automotive equipment in the industry, with access to over 716,000 SKUs, of which we regularly stock approximately 121,000 SKUs in our distribution centers. This compares to approximately 50,000 SKUs for our next largest competitor, according to our estimates. Because of our size, we are able to carry many hard-to-find products (with sales of less than 50 per year), which represented approximately 33.8% of our net sales in 2006, yet we have experienced minimal inventory obsolescence. We seek to match our inventory with the market on a regular basis. We believe our broad product selection, which encompasses popular and hard-to-find equipment, enables us to attract and retain customers.

•

Industry-Leading Service. Our hub-and-spoke distribution network provides substantial scale and reach, which enables us to better serve our customers. We provide delivery on company-owned trucks within one to two days to nearly all of our customers throughout 42 states and parts of Canada. We believe we are the only distributor with an in-house delivery system serving multiple regions in the United States. Our customers generally receive their orders in full shipments during consistent time windows on specific delivery days each week, rather than partial shipments during various times throughout the day or week by third-party common carriers. This customer service is enhanced by thirteen call centers that receive customer orders, respond to technical and other inquiries and proactively place outbound calls to customers. Our approximately 390 call center representatives are complemented by a geographically-dispersed outside sales force of approximately 38 employees. We believe this approach to customer service has proven extremely effective in building a large and loyal customer base.

•

Innovative Sales and Marketing. Through our effective use of sales resources and innovative marketing techniques, we are able to deliver value-added services to our customers and vendors. Our marketing techniques include: industry-leading catalogs; advertising, sponsorship and promotional activities; marketing and merchandising support; and online initiatives. In 2006, we distributed over 1.2 million catalogs, including our annual Keystone Specialty Catalog, which showcases over 32,000 products. The Keystone Specialty Catalog is distributed to over 19,000 retailers, sells approximately 398,000 copies per year, and, we believe, has become the industry standard in the specialty automotive equipment market. We also organize leading trade shows, where approximately 330 vendors display specialty products to over 3,100 industry participants. Through these sales and marketing initiatives, we further enhance our brand and reputation as the leading distributor in the specialty automotive equipment industry.

•

Superior and Distinctive Technology. We have developed distinctive technologies for the benefit of our customers and vendors. Central to our technology strategy is the Keystone eCatalog, the industry’s only electronic catalog providing sophisticated searching capabilities and vehicle application data for over 210,000 SKUs. Our other technologies include: eKeystone.com, our business-to-business website, which provides product information and online ordering to subscribing retailers; DriverFX.com, our business-to-consumer website, which facilitates and controls online marketing and order processing, tracking and fulfillment for our customers and also permits direct ordering by consumers. In the year ended December 30, 2006, 29.9% of our distribution sales were placed electronically, improving efficiency and service and reducing call center costs.

•

Strong Financial Performance. We have experienced compound annual revenue growth of approximately 11.6% while maintaining gross margins of approximately 30.0% or greater in the period from 1985 to 2006. Despite the recent economic slowdown, our net sales increased 21.5% in 2006 compared to 2005, primarily due to the acquisitions of Blacksmith and Reliable. Historically, most of our revenue growth has been organic, and we have experienced positive revenue growth in each of the past 22 years, except for the recession year of 1991. In addition, we have historically generated high and sustainable cash flow margins as a result of our scale and the low cash needs of our business model.

Business Strategy

We intend to continue to expand our business, enhance our market position and increase our revenues and cash flow by focusing on the following:

•

Continue to Increase Sales to Existing Customers. We intend to continue providing our customers with a broad range of products and industry-leading service through our innovative sales and marketing techniques. By leveraging these competitive strengths and capitalizing on the critical role that large distributors play in the specialty automotive equipment industry, we believe we will be able to increase sales to our existing customers. We believe that potential for sales growth to existing customers exists in all regions in which we do business. In the last six years, we have expanded from our historic base of operations in the Northeast by opening cross-dock facilities in the Southeast, Midwest, California and parts of Canada, and warehouse operations in Southern California and Georgia. Due to the relatively early stage of our penetration of these markets, (the Midwest expansion began in 1999 and the West Coast expansion began in late 2003), our sales per customer in most of these regions are significantly less then the level of the established Northeast region (where we began operations in 1972.) We regard the potential to grow our existing accounts in these regions as a significant revenue and profit opportunity.

•

Leverage Existing Infrastructure to Expand into New Customer Markets. Our hub-and-spoke distribution infrastructure provides extensive operating leverage. We intend to add new routes that will utilize existing warehouses, cross-docks and sales and marketing infrastructure with relatively low additional capital expenditures and risk. Because inventory is consolidated within our distribution centers, the primary costs associated with expanding into a new region often involve simply leasing space for a local cross-dock and purchasing delivery trucks. New routes allow us to expand our customer base by penetrating markets which have not had ready access to the breadth and depth of products which we carry.

We believe that large retail auto chains represent an additional source of growth for us. These chains are relatively minor players in the specialty automotive equipment market because their distribution infrastructure and business models are based on delivering and merchandising high-volume replacement parts. Lacking internal capability, they have traditionally relied upon a patchwork of local distributors and common carrier shipments to meet their specialty automotive equipment demand. As our geographic footprint has expanded, we have entered into agreements with several of these retailers to supply their specialty automotive equipment needs.

•

Selectively Pursue Acquisitions. We believe we are well-suited to capitalize on opportunities to acquire smaller companies with key customer relationships. We have significant experience in acquiring other distributors, integrating their sales forces, securing their customer relationships, and implementing our hub-and-spoke distribution network in their distribution markets. We believe that this experience will help us continue to select suitable acquisition opportunities in the future. Consistent with this strategy, we continue to evaluate potential acquisition targets.

Products

We believe we offer the most comprehensive product selection in the specialty automotive equipment industry, covering product lines from approximately 825 vendors with access to over 716,000 SKUs, of which we stock approximately 121,000 SKUs in our inventory. No particular SKU contributed more than 0.2% to our net sales in 2006. Over time, Keystone has expanded its product mix based on consumer demand for new technologies and products throughout many product growth periods. This has led to periods of significant growth in speed and performance, trucks and SUVs, custom wheel and tires, sport compact specialty equipment and mobile electronics. The growth in these product categories has expanded and diversified our penetration across a mix of consumer demographics. Major consumer end-markets and representative products include:

Light Truck Owner	Suburban Family

Utility-focused pickup and light truck owners: • Toolboxes • Grille guards • Cargo nets	Domestic, family-focused consumers: • Running boards • In-car video • Luggage carriers

Sports Enthusiast	Off-Road Enthusiast

Outdoors, active-lifestyle consumers: • Roof and ski racks • Trailer hitches • Fog lights	Extreme-sport, rugged off-road enthusiasts: • Suspension kits • Winches • Rollbars

Hot Rodder	Urban Appearance

Classic, muscle-car hobbyists: • Custom exhaust • Superchargers • Gauges	Young, fashion and speed oriented-consumers: • Spoilers • Ground effects • Racing seats

Inventory Management

We have developed and implemented a variety of initiatives to manage a balanced level of inventory. These initiatives include implementing a customized computer program that assists our purchasing group in forecasting inventory needs and making purchasing decisions, consolidating the majority of our inventory at the Exeter, Kansas City, Austell and Corona warehouse distribution centers, and examining on-hand inventory regularly to ensure that slow-moving inventory is returned to vendors. We also review our product mix on a regular basis to determine whether we have an appropriate inventory of product. Additionally, pursuant to standard industry practice, most manufacturers provide us with the opportunity to return unsold inventory at certain times during the year. The “stock adjustment” process allows us to maintain an inventory of active products, with minimal risk of accumulating slow-moving inventory or obsolete products, as products may be returned to the manufacturers if not sold or if returned to us by our customers. Stock adjustments encourage warehouse distributors to carry additional inventory, especially new products with no precedent sales data, as products that do not sell may generally be returned without penalty to distributors.

Sales

Our employee sales force is comprised of approximately 390 inside sales personnel located within thirteen call centers and approximately 38 outside sales personnel who call directly on customers in the field.

Inside Sales Force. Our inside sales force is responsible for cultivating existing customer relationships. This sales force receives customer orders, responds to technical and other inquiries and proactively places outbound sales calls to customers.

Outbound calling representatives are responsible for contacting approximately 7,000 customers per day, primarily to maintain an active dialogue with customers regarding new promotions, marketing initiatives, new products and our marketing events.

Inbound calling representatives are responsible for responding to the approximately 20,500 inbound calls per day in connection with customer requests and order placement and fulfillment.

Outside Sales Force. The focus of our outside sales force is to identify and acquire new customers, and to further develop relationships with existing customers. Outside sales personnel are responsible for specific geographic regions across the United States, and they work with regional managers to penetrate and service new and existing markets. Outside sales personnel also sell value-added marketing services, such as merchandising support, eServices (discussed in “Online Initiatives”) and loyalty programs.

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

Trade Shows and Events

We sponsor a series of vendor-supported special events and trade shows throughout the year to drive sales growth and showcase products, including a leading trade show, the “Big Show,” where approximately 330 vendors display specialty products to over 3,100 industry participants. Flyers and promotional materials are sold and distributed to our customers via call centers and truck drivers. In addition, we develop loyalty programs based on purchasing levels where customers earn rewards toward annual prizes and trips.

Catalogs

We produce the specialty automotive equipment industry’s leading online and print catalogs. Our catalogs are used throughout the industry to buy, sell and market products. We distribute catalogs to customers who circulate the catalogs to end consumers. In 2006, we distributed over 1.2 million catalogs, including our annual Keystone Specialty Catalog, which contains more than 1,100 pages showcasing over 32,000 products. The Keystone Specialty Catalog is distributed to over 23,500 customers, sells approximately 398,000 copies per year, and we believe has become the industry standard in the specialty automotive equipment market. In addition to our primary Keystone Specialty Catalog, we publish other catalogs targeted to specific vehicle, market and product categories.

Online Initiatives

We launched our eServices initiatives in 1999 to provide customers with the added convenience of ordering online and to further extend consumer reach by enabling commercial customers to offer online shopping to end consumers. Our online initiatives include the following:

•

eCatalog. Our eCatalog is the largest specialty automotive equipment product catalog on the Internet today. eCatalog is a proprietary catalog and is a critical component of a number of other initiatives, such as eKeystone.com and DriverFX.com. It is also utilized by our internal sales organization. Our eCatalog provides several unique features such as vehicle-specific search and cross-referencing capabilities. Currently, the eCatalog includes over 140,000 product images, detailed product information, technical notes and alternative specialty automotive equipment in the event that the desired part is out of stock.

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

•

DriverFX.com. DriverFX.com was developed to enable our commercial customers to offer an enhanced online shopping experience to the end consumer. Many of the DriverFX.com capabilities are evolving to our other online initiatives.

Customers

We have a fragmented base of approximately 23,500 customers. No customer comprised more than 1.7% of our net sales in 2006. Our customers are principally small, independent, owner-operated businesses with annual revenues of less than $1.0 million and annual purchases from us of less than $0.3 million. Our customers merchandise products directly to consumers and install purchased products in installation bays. These businesses rely upon us to provide a broad range of products, rapid delivery, marketing support and technical assistance. While we generally do not have long-term contracts with our customers, our high customer retention rates underscore the strength of our customer loyalty. Approximately 22 of our top 100 customers have conducted business with us for more than ten years.

In addition to our traditional specialty customers, during the past few years we have increased our sales to several large automotive parts retail chains. Large automotive retail chains typically stock 15,000 to 25,000 SKUs per retail location, and their distribution infrastructure and business models are optimized to deliver and merchandise high volume replacement parts and not the lower volume specialty and performance parts. While the automotive retail chains currently have a small presence in the lower volume market, some retailers have sought to augment their product offerings and sales with increasingly popular specialty and performance equipment. However, we believe these retailers face significant challenges in changing their business models to distribute specialty products, including: (i) purchasing from a different vendor base, (ii) maintaining a sizable inventory of slower-moving products, and (iii) setting up a delivery system to provide multi-day per week deliveries direct to stores. As a result, several large automotive parts retailers have established relationships with us to outsource their distribution of specialty and performance equipment needs. By purchasing products from us, these retailers avoid significant investments that would be required to develop the infrastructure necessary to achieve comparable product breadth and service. As our geographic footprint has expanded, our sales to automotive parts retail chains have grown rapidly, but still only represented approximately 3.7% of our net sales in 2006.

Vendors

Throughout the growth of our Company, we have built strong relationships with many of the industry’s leading manufacturers. We have a diversified vendor base of approximately 825 specialty manufacturers, with our largest vendor purchases accounting for approximately 6.6% of our total purchases and our next largest vendor accounting for approximately 3.1% of our net sales in 2006. In addition, the average length of our relationship with our top 100 vendors is approximately 14.4 years, demonstrating stable, efficient and mutually beneficial relationships.

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

We provide vendors with manufacturing efficiencies, inventory and working capital management, effective new product distribution and marketing support. Our inventory management system allows manufacturers to coordinate manufacturing schedules with us, thereby increasing manufacturing efficiencies. We use our size and scale to purchase products in large quantities to meet our commitment to provide customers with a full range of products, while receiving volume discounts from our vendors. Vendors use us to generate demand, create innovative marketing support and distribute new products.

We believe that we represent a substantial share of the sales volume for many of our top vendors. Because of our broad access to customers, vendors also utilize our ongoing call center initiatives, customized marketing materials, customer event planning and customer training programs. Vendors pay marketing fees to us to have their respective products and brands showcased in our catalogs and other marketing programs, on our delivery trucks and on our invoices. In addition, our vendors financially support other marketing promotions, such as the “Big Show” and the Keystone Reward Program.

Trademarks and Licensing

We own certain trade names, trademarks and patents used in our business. Other than “Keystone,” the loss of any such trade name or any trademark or patent would not have a material adverse effect on our consolidated financial condition or results of operations.

Competition

Specialty automotive equipment industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalogs, or directly to retailers and/or consumers. According to the Specialty Equipment Market Association, there are over 325 warehouse distributors and numerous catalog companies that are part of the Association. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services and price. We offer the most comprehensive selection of specialty automotive equipment in the industry, with access to over 716,000 SKU’s, of which we regularly stock approximately 121,000 SKU’s in our distribution centers. This compares to approximately 50,000 SKU’s for our next largest competitor, according to our estimates.

Employees

At December 30, 2006, we employed 1,896 full-time salaried staff and hourly workers. Management believes that we have a positive working relationship with our employees. We are not a party to any collective bargaining agreements with our employees.

Governmental Regulations and Environmental Matters

While we do not conduct manufacturing, our distribution and retail operations and our properties, including our fleet of delivery vehicles, are nonetheless subject to federal, state, local and foreign environmental protection and health and safety laws and regulations, including the Occupational Safety and Health Act (“OSHA”). We are not aware of any pending legislation that in our view, if enacted, is likely to significantly affect the operations of our business. We believe that our operations comply substantially with all existing government rules and regulations applicable to our business.

Environmental laws govern, among other things:

•	the emission and discharge of hazardous materials into the ground, air or water;

•	the exposure to hazardous materials; and

•	the generation, handling, storage, use, treatment, identification, transportation and disposal of industrial by-products, waste water, storm water and hazardous materials.

We are also required to obtain certain permits from governmental authorities for some of our operations. If we violate these laws, regulations or fail to obtain such permits, we could be fined or otherwise sanctioned by regulators. We could also become liable if employees or other third parties are improperly exposed to hazardous materials.

We operate distribution centers and retail locations and may be responsible under environmental laws for contamination resulting from our operations, such as the possible release of gasoline, motor oil, antifreeze, transmission fluid, CFCs from air conditioners or other hazardous materials. Contamination can migrate on-site or off-site, which can increase the risk of, and the amount of, any potential liability for such contamination.

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

We have made and will continue to make expenditures relating to environmental compliance. We cannot assure, however, that we will at all times be in complete compliance with such requirements. Although we presently do not expect to incur any capital or other expenditures relating to environmental controls or other environmental matters in amounts that would be material to us, we may be required to make such expenditures in the future. Environmental laws are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental laws will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information in this Annual Report, in evaluating our company and our business.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

We have a substantial amount of debt. As of December 30, 2006, we had total indebtedness of $374.3 million. In addition, as of December 30, 2006 we were able to borrow up to an additional $22.5 million under our senior credit facilities, subject to customary borrowing conditions. On January 12, 2007, Keystone Automotive Operations, Inc. entered into a Term Credit Agreement and a Revolving Credit Agreement as further described below. On that date, we were able to borrow up to an additional $84.0 million under our new facilities.

Our substantial debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the 9.75% Senior Subordinated Notes (“Notes”);

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•

requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•

exposing us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

These limitations and consequences may place us at a competitive disadvantage to less-leveraged competitors.

Subject to specified limitations, the indenture governing our Notes and the credit agreement governing our senior credit facilities will permit us and our subsidiaries to incur additional debt. If new debt is added to our current debt levels, the risks described above could intensify.

We will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt and to fund working capital and capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. For example, our need to stock substantial inventory could increase our working capital needs. We cannot assure you that our business will generate sufficient future cash flow from operations which may require us to have to refinance all or a portion of our existing debt or obtain additional financing or reduce expenditures that we deem necessary to our business. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition.

Restrictions limiting total indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to pay amounts due on the Notes.

Restrictions limiting our total indebtedness contained in the agreements governing our senior credit facilities, the indenture governing our outstanding Notes and our future debt agreements will contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Our senior credit facilities and the indenture restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money;

•	pay dividends or make distributions;

•	purchase or redeem stock;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	consummate certain asset sales;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.

In addition, our senior credit facilities in place at December 30, 2006 required us to maintain specified financial ratios and satisfy certain financial condition tests. The specified financial ratios was superseded by the refinancing and replacement of the debt with the new debt as described below.

On January 12, 2007, we completed a refinancing of the Company’s debt that resulted in the Company entering into (i) a Term Credit Agreement (the “Term Loan”) by and between our Company, as borrower; Keystone Automotive Holdings, Inc., our parent (“Holdings”); the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and together with the Term Loan, the “Agreements”) by and between our Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Agreements effect a refinancing and replacement of our existing credit agreement dated October 30, 2003, in order to provide us with greater operational flexibility and liquidity to meet our growth and operational goals. The Term Loan contains no financial covenants. The Revolver contains a financial covenant that is applicable only if the availability is less than the greater of $8 million or 10% of the borrowing base. Bain Capital waived its right to receive a 1% transaction fee with respect to the refinancing of the indebtedness.

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors’ operations could have an adverse effect on our business and results of operations.

Our business depends on developing and maintaining productive relationships with our vendors. Many factors outside of our control may harm these relationships. For example, financial difficulties that some of our vendors may face may increase the cost of the products that we purchase from them. Our vendors’ ability to supply products to us is also subject to a number of risks, including destruction of their facilities or work stoppages. In addition, our failure to promptly pay or order sufficient quantities of inventory from our vendors may increase the cost of products we purchase or may lead to vendors refusing to sell products to us at all. We generally do not have long-term contracts with our vendors.

The automotive aftermarket equipment industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on specialty automotive equipment.

A downturn in the economy may delay or reduce consumer purchases of our products and services, which could adversely affect our revenues, cash flow and profits. A slowdown in economic activity could adversely affect our results. Many factors affect the level of consumer spending on specialty automotive equipment, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. According to the Federal Highway Administration, between 1992 and 2003 the number of automobiles and trucks in the United States has steadily increased except for 1998, which remained constant. Should a reduction in the number of automobiles and trucks driven or a reduction in new vehicle purchases occur, it would adversely affect the demand for our products. Additionally, trends in consumer preferences for types of automobiles and trucks may affect our sales, as consumers may not choose to purchase as much specialty automotive equipment, such as stepbars, for smaller vehicles. If there is a persistent consumer trend towards smaller automobiles and away from pick-up trucks and SUVs, it could adversely affect the demand for our products.

Because a majority of our inventory is stored in our warehouse distribution centers, a disruption in our warehouse distribution centers could adversely affect the results of our operations by increasing our cost and distribution lead times.

We maintain a majority of our inventory in four main warehouse distribution centers. A serious disruption to these distribution centers or to the flow of goods in or out of these centers due to inclement weather, fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center, which would reduce our revenues and profits, and impair our relationships with our customers.

Our business could be adversely affected by consolidation among vendors and customers as it may reduce our importance as a holder of sizeable inventory, thereby reducing our revenues and earnings.

Because of the small size of most vendors and customers, they cannot support substantial inventory positions and thus we fill an important role, as our size permits us to maintain a large inventory. If trends towards consolidation among vendors or customers develop in the future, it could reduce our importance and reduce our revenues, margins and earnings. We generally do not have long-term contracts with our customers and they can cease doing business with us at any time.

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

In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities could materially and adversely affect our business. Difficulties that we may encounter in integrating the operations of acquired businesses could also have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition, and integration costs may exceed anticipated amounts. Our company has experienced difficulties in integrating certain acquisitions. Although we have learned valuable lessons from these previous integrations, we may experience difficulties with future integrations of acquisitions.

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

We are subject to various federal, state, local and foreign environmental laws and regulations and health and safety laws and regulations.

Environmental laws are complex, change frequently and have tended to become more stringent over time. Our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, financial position, results of operations or cash flows. See “Business—Governmental Regulations and Environmental Matters.”

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

We use a fleet of trucks to deliver vehicle parts to our customers. We are therefore subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, availability and price of fuel, and liabilities arising from accidents to the extent we are not covered by insurance. Our failure to deliver parts in a timely and accurate manner could harm our reputation and brand, which could have an adverse effect on our business.

Our business could adversely be affected by high prices of fuel.

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. Because we use a fleet of trucks to deliver specialty automotive equipment parts to our customers, the high prices of fuel may cause us to incur higher costs in operating our fleet, which will have an adverse effect on our business, financial condition and results of operations.

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

We are dependent on the continued services of our senior management team. We believe the loss of such key personnel could adversely affect our financial performance. In addition, our ability to manage our anticipated growth will depend on our ability to identify, hire and retain qualified management personnel. We cannot assure you that we can attract and retain sufficient qualified personnel to meet our business needs. See “Management—Directors and Executive Officers.”

The interests of our controlling shareholder may be in conflict with the interests of our Note holders.

Bain Capital owns securities representing a substantial majority of the voting power of Holdings’ common stock on a fully diluted basis and has the ability to elect a majority of the board of directors and generally to control the affairs and policies of Keystone. Circumstances may occur in which the interests of Bain Capital, as our shareholder, could be in conflict with the interests of the holders of the Notes.

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

Our filings under the Exchange Act (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are also available free of charge from Investor Relations by calling 1-570-603-2336 or emailing investorrelations@key-stone.com.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are headquartered in Exeter, Pennsylvania, where our owned 165,000 square foot main office and 675,000 square foot warehouse distribution center are located. We also lease a 217,000 square foot warehouse distribution center in Kansas City, Kansas under a lease expiring in 2009, a 350,000 square foot warehouse distribution center in Austell, Georgia under a lease expiring in 2017 and a 73,320 square foot warehouse distribution center in Corona, California under a lease expiring in 2007. During the later part of 2006, we leased a new 190,000 square foot distribution center in Corona, California under a lease expiring in 2010. We will relocate our warehouse operations from the old warehouse to the new warehouse in the first quarter of 2007. These distribution centers hold the majority of our inventory and regularly distribute inventory to 19 non-inventory stocking cross-dock locations strategically located throughout the United States and parts of Canada. We also have 24 A&A Auto Parts retail locations in Northeastern Pennsylvania. Of the cross-docks and A&A Stores, 24 facilities are leased. The leases for our leased facilities are scheduled to expire between 2007 and 2013. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. We have granted mortgages on our principal real property to secure our senior credit facilities.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our fiscal quarter ended December 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities. There is one holder of record of our equity, Keystone Automotive Holdings, Inc. (“Holdings”). As of December 30, 2006, Holdings consisted of 14 shareholders owning a total of 90,027,691 shares of Holdings’ Class A Common Stock and 10,003,078 shares of Holdings’ Class L Common Stock.

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Each of our new Revolving Credit Agreement, Term Loan and indenture relating to our Notes generally prohibit the payment of dividends by us on shares of our common stock (other than dividends payable solely in shares of our capital stock), with certain limited exceptions for dividend payments to Holdings.

Item 6.	Selected Financial Data

The following tables present our selected historical consolidated financial data as of the dates and for the periods indicated. The financial data as of and for our fiscal year ended December 28, 2002, as of and for the periods from December 29, 2002 to October 30, 2003, and October 31, 2003 to January 3, 2004, and for the fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006 has been derived from the historical consolidated financial statements.

The selected historical data presented below is shown on two bases of accounting: predecessor and successor. The successor basis reflects the push down of fair value adjustments recorded as a result of the acquisition of Keystone Automotive Operations, Inc. by Keystone Automotive Holdings, Inc. on October 31, 2003 (the “Transaction”, as further described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). We changed our fiscal year effective January 1, 2001 and operate on a 52/53 week year basis with the year ending on the Saturday nearest December 31. The years ended December 28, 2002, January 1, 2005, December 31, 2005 and December 30, 2006 include 52 weeks while the year ended January 3, 2004 included 53 weeks.

The selected information below should be read in conjunction with and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and accompanying notes thereto of Keystone Automotive Operations, Inc. included below in this document.

	Periods
	Predecessor		Successor
(in thousands)	December 30, 2001 to December 28, 2002	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006
Statement of Operations Data:
Net sales (1)	$375,143	$343,506	$64,578	$448,965	$509,106	$618,724
Cost of sales (2)	249,222	228,036	53,432	300,301	343,313	421,346

Gross profit	125,921	115,470	11,146	148,664	165,793	197,378
Selling, general and administrative expenses (3)	86,465	99,936	18,320	114,443	136,094	164,134
Net (gain) loss on sale of property, plant and equipment	(720)	(36)	(3)	—	(16)	(150)
Reorganization and other charges (4)	1,436	6,244	—	—	—	—

Total operating expenses	87,181	106,144	18,317	114,443	136,078	163,984

Income (loss) from operations	38,740	9,326	(7,171)	34,221	29,715	33,394
Other (income) expense:
Interest income	(10)	(21)	(10)	(176)	(146)	(193)
Interest expense	9,926	5,501	4,104	25,113	26,943	35,000
Other, net	(107)	73	35	(216)	(10)	1

Total other expense, net	9,809	5,553	4,129	24,721	26,787	34,808
Income (loss) before provision for income taxes	28,931	3,773	(11,300)	9,500	2,928	(1,414)
Income tax provision (benefit)	11,674	1,297	(4,261)	3,799	1,097	(1,273)

Net income (loss)	$17,257	$2,476	$(7,039)	$5,701	$1,831	$(141)

Other Financial Data:
Capital expenditures (including capitalized software costs)	$(3,512)	$(7,450)	$(434)	$(5,489)	$(6,834)	$(8,664)
Depreciation and amortization	6,651	6,034	3,641	18,685	19,140	20,462

	Periods Ended
	Predecessor	Successor
(in thousands)	December 28, 2002	January 3, 2004	January 1, 2005	December 31, 2005	December 30, 2006
Balance Sheet Data (end of period):
Cash and cash equivalents	$1,715	$7,552	$12,390	$8,172	$2,652
Working capital (5)	44,535	54,263	61,486	93,857	129,936
Total assets	179,328	574,445	572,600	691,741	688,483
Total debt (6)	117,409	290,000	282,500	360,500	374,330
Mandatorily redeemable and convertible preferred stock	104,853	—	—	—	—
Total shareholders’ equity (deficit)	(85,234)	171,694	174,126	186,965	187,695

(1)	For the year ended December 28, 2002, and for the period December 29, 2002 to October 30, 2003, and the period October 31, 2003 to January 3, 2004, sales have been revised by $4.1million, $4.2 million and $0.2 million, respectively, due to the revision of sales to include sales of catalogs and other promotional materials which were previously classified as a reduction of selling, general and administrative.

(2)	Cost of sales for the period October 31, 2003 to January 3, 2004 and January 4, 2004 to January 1, 2005 includes $9.8 million and $3.5 million, respectively, in non-cash charges related to recognition of a portion of the fair market value adjustment on inventory recorded as part of the Transaction. Cost of sales for the period January 2, 2005 to December 31, 2005 include $1.0 million in non-cash charges related to recognition of a portion of the fair market value adjustment on inventory recorded as part of the Blacksmith Acquisition.

(3)	Selling, general and administrative expenses include management and advisory fees paid to the Company’s former and current equity sponsors totaling $0.5 million for the year ended December 28, 2002; $0.4 million for the period December 29, 2002 to October 30, 2003; $0.3 million for the period October 31, 2003 to January 3, 2004; and $1.6 million for each of the periods January 4, 2004 to January 1, 2005, January 2, 2005 to December 31, 2005 and January 1, 2006 to December 30, 2006. Additionally, selling, general and administrative expenses for the period December 29, 2002 to October 30, 2003 include $26.6 million in Transaction-related bonuses.

(4)	Reorganization and other charges consists of a legal settlement and loss on shutdown of American Specialty Equipment’s ATV retail store (ATVs) business in fiscal 2002 and $6.5 million of Transaction-related costs in the period December 29, 2002 to October 30, 2003.

(5)	Working capital is defined as current assets less current liabilities.

(6)	Included in the period ended December 28, 2002 is $1.7 million representing our liability under previously outstanding interest rate swap agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the accompanying notes included elsewhere in this document. This discussion contains forward-looking statements about our markets, the demand for our products and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Cautionary Statements” section of this document.

Terms used herein such as “we”, “us”, and “our” are references to Keystone Automotive Operations, Inc. and its subsidiaries (collectively “Keystone”), as the context requires.

Items Affecting Comparability

Changes in Fiscal Year/2003 Period

We operate on a 52/53-week basis with the year ending on the Saturday nearest December 31. The fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006 consisted of 52 weeks.

As a result of the transaction outlined below, we changed our basis of accounting as of October 30, 2003, as the fair value of the acquired assets and liabilities was “pushed-down” to Keystone’s books and records. As a result of the change in the basis of accounting on October 30, 2003, the consolidated statements of operations and comprehensive income, of cash flows and of stockholders’ equity have been prepared for both the period December 29, 2002 to October 30, 2003 and the period October 31, 2003 to January 3, 2004. The year ending January 3, 2004 is discussed on a full year basis, which the Company believes is the most meaningful basis for comparison because the customer base, products, distribution facilities and types of marketing programs were the same under the Predecessor as they are under the Successor.

The Transactions

On October 30, 2003, in a series of transactions, Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed holding company owned by Bain Capital Partners, LLC (“Bain Capital”), its affiliates, co-investors and our management, acquired all of our outstanding capital stock for a purchase price of $441.3 million (the “Transaction”). The aggregate cash costs, together with funds necessary to refinance certain of our existing indebtedness and associated fees and expenses, were financed by equity contributions of $179 million, new senior credit facilities in the amount of $115 million and the issuance and sale of $175 million of unsecured 9.75% Notes due 2013.

The Transaction was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The allocation resulted in an excess purchase price of $322.2 million. Fair value adjustments to inventory and to property, plant and equipment were $13.3 million and $26.6 million, respectively. Additionally, $209.0 million was allocated to identifiable intangible assets and $180.5 million to goodwill, partially offset by deferred taxes of $107.2 million. The increase in the basis of these assets resulted in, and will continue to result in, non-cash charges in future periods, principally related to amortization of the step-up in the value of inventory, depreciation of the step-up in value of property, plant and equipment and amortization of intangible assets. Additionally, interest expense increased as a result of the acquisition and we incurred sizable non-recurring expenses of $26.6 million for Transaction-related bonus payouts and $6.5 million for transaction costs.

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

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Blacksmith Acquisition. “Other Intangible Assets” primarily represents the fair value of customer and vendor agreements that will be amortized over 17 years. The final purchase price allocation is as follows:

(in thousands)
Cash	$175
Accounts receivable	3,520
Finished goods inventory	5,432
Other assets	182
Fixed assets	1,052
Other intangible assets	6,001
Goodwill	18,157
Accounts payable and other accruals	(3,809)

Purchase price	$30,710

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

In December 2005, Holdings issued $11.0 million in notes payable in order to fund the difference in the Reliable Acquisition between amounts paid by the Company in cash and the aggregate purchase price. The notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis, and mature on November 1, 2011. The seller notes require payment by Holdings prior to the maturity date in certain circumstances.

The primary benefit received from the Reliable Acquisition was access to new customers, the ability to consolidate Reliable operations into the Company’s infrastructure and to expand operations in the West Coast and Southeast regions. The results of operations for the Reliable Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Reliable Acquisition. “Other Intangible Assets” primarily represents the fair value of customer agreements that will be amortized over 20 years. The final purchase price allocation is as follows:

(in thousands)
Accounts receivable	$11,314
Finished goods inventory	27,521
Other assets	497
Fixed assets	1,626
Other intangible assets	17,000
Goodwill	29,859
Accounts payable and other accruals	(27,728)

Purchase price	$60,089

Executive Summary

Overview

We are the leading distributor of specialty automotive equipment purchased by consumers to improve the performance, functionality and appearance of their vehicles. We provide a critical link between a highly fragmented base of approximately 825 vendors and an even more fragmented base of approximately 23,500 customers. Our customers are principally small, independent installers and retailers of specialty automotive equipment with annual revenues of less than $1.0 million and annual purchases from us of less than $0.3 million. Due to their small size, these businesses rely on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. Similarly, our vendors are typically small to mid-sized businesses with annual revenues of less than $100.0 million, the majority of whom have revenues of less than $30.0 million, and we typically represent a significant portion of their sales. We provide a critical service to our vendors by stocking the full range of their products, managing the distribution of their products to a fragmented customer base and providing marketing support to develop demand for their products.

In 1999, we acquired the stock or assets of three companies: Automotive Performance Wholesalers, located in Kansas City, Kansas; Performance Improvements, located in Toronto, Canada; and American Specialty Equipment, located in Hauppauge, New York.

During 2001, we restructured the organizational composition of these acquired operations in order to eliminate duplicate costs, implement our sales and marketing techniques and introduce our distribution network. Net sales and net income in these markets have grown significantly since the time of acquisition. These acquisitions, together with the establishment of additional cross-dock locations, also have allowed us to extensively expand our geographic presence over the last five years.

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

In November 2003, we opened our first warehouse distribution center on the West Coast in Corona, California. In November 2004, we opened our first West Coast cross-dock in Sacramento, California. This allowed us to use our hub-and-spoke distribution network to expand and better serve our customers in this market.

In March of 2005, we opened a new cross-dock in Albuquerque, New Mexico and in August of 2005 we opened a new cross-dock in Erlanger, Kentucky.

During 2005 we acquired the stock of two companies: Blacksmith, a distributor in Elkhart, Indiana, and Reliable, a distributor in Overland Park, Kansas.

•

Blacksmith’s stock was acquired in May of 2005. The company had operations in Pennsylvania, Ohio, Michigan, Indiana, Wisconsin and Illinois. This acquisition strengthened our presence in the Midwest and provided us access to new customers, vendors and the ability to integrate Blacksmith’s operating expenses into the Company’s infrastructure.

•

Reliable’s stock was acquired in December of 2005. The company had operations in California, Colorado, Florida, Missouri, Minnesota, Texas, New York, Tennessee, Pennsylvania, Connecticut and Vermont. This acquisition provided us access to new customers and the ability to consolidate Reliable’s operations into the Company’s infrastructure, while leaving certain strategic warehouse locations and call centers open.

In June of 2006, we opened a warehouse distribution center in Austell, Georgia to improve service to customers in the Southeast region.

In fiscal 2006, we increased net sales by 21.5%, from $509.1 million for the year ending December 31, 2005 to $618.7 million for the year ending December 30, 2006. The Distribution segment generated $594.3 million, or 96.1%, of net sales in fiscal 2006 compared to $482.3 million, or 94.7%, of net sales in fiscal 2005. The Retail segment generated $24.4 million, or 3.9%, of net sales in fiscal 2006 compared to $26.8 million, or 5.3%, of net sales in fiscal 2005. Each of the Northeast, Midwest, West Coast and Canada had double digit growth rates in sales in 2006, driven primarily by the Reliable Acquisition that occurred in December of 2005.

Gross margin decreased by 0.7% for the year ending December 30, 2006 to 31.9% compared to 32.6% for the year ending December 31, 2005. The decrease is related to the Reliable Acquisition and competitive pricing in the market. The year ending December 31, 2005 includes $1.0 million of expense for the fair market value adjustment on inventory related to the Blacksmith Acquisition. The net impact of vendor supported promotional activities positively impacted gross profit by $11.7 million for the year ending December 30, 2006 compared to $9.6 million for the year ending December 31, 2005 as vendors participated more in existing and new promotional activities.

Selling, general and administrative expenses increased by $28.0 million for the year ending December 30, 2006, compared to $21.7 million for the year ending December 31, 2005. Included in selling, general and administrative expenses for the years ending December 30, 2006 and December 31, 2005 are $7.6 million and $0.6 million, respectively, associated with operating and integration costs of Reliable. The year ending December 30, 2005 includes $3.4 million associated with operating and integration costs of Blacksmith. Additional expenses in delivery, sales, warehouse and general and administrative contributed to the increase in selling, general and administrative cost for the year ending December 30, 2006. As a percentage of sales, selling, general and administrative expense for the year ending December 30, 2006 was 26.5% compared to 26.7% for the year ending December 31, 2005.

Net loss of $0.1 million for the year ending December 30, 2006 represented a decrease of $1.9 million versus the year ending December 31, 2005. The year ending December 30, 2006 benefited from an increase in gross profit, partially a result of the two acquisitions made in 2005, which was more than offset by (i) an increase in operating expenses driven by the acquired businesses, higher fuel costs, and the Company’s decision to strategically invest in order to capitalize on market opportunities, and (ii) higher interest expense.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Period Ended
	January 3, 2005	December 31, 2005	December 30, 2006
Statement of operations data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.9	67.4	68.1

Gross profit	33.1	32.6	31.9
Selling, general and adminstrative expenses	25.5	26.7	26.5

Income from operations	7.6	5.9	5.4
Interest expense	5.6	5.3	5.6

Income (loss) before income tax expense	2.1	0.6	(0.2)
Income tax expense (benefit)	0.8	0.2	(0.2)

Net income	1.3%	0.4%	0.0%

	Period Ended
(in thousands)	December 31, 2005	December 30, 2006	Dollar Change	Percent Change
Net sales	$509,106	$618,724	$109,618	21.5%
Cost of sales	(343,313)	(421,346)	(78,033)	22.7

Gross profit	165,793	197,378	31,585	19.1
Selling, general and administrative expenses	(136,094)	(164,134)	(28,040)	20.6
Net gain on sale of property plant and equipment	16	150	134	—

Income from operations	29,715	33,394	3,679	12.4
Other income (expense):
Interest income	146	193	47	32.2
Interest (expense)	(26,943)	(35,000)	(8,057)	29.9
Other, net	10	(1)	(11)	(110.0)

Income (loss) before income tax	2,928	(1,414)	(4,342)	(148.3)
Income tax (expense) benefit	(1,097)	1,273	2,370	(216.0)

Net income	1,831	(141)	(1,972)	(107.7)
Other comprehensive income:
Foreign currency translation	4	(6)	(10)	—

Comprehensive income	$1,835	$(147)	$(1,982)	(108.0)%

Year ended December 30, 2006 Compared to the Year ended December 31, 2005

Net Sales. Net sales represents the selling price of product and promotional items, fees and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for the future return of previously sold products. The primary driver increasing net sales continues to be the Distribution segment, including the acquisitions of Blacksmith and Reliable, the addition of new truck routes and new customers in both existing and new regions. The Distribution segment accounts for 96.1% and 94.7% of the total net sales for the years ending December 30, 2006 and December 31, 2005, respectively. The growth rate in all regions was double digits versus the prior year. We believe sales growth was somewhat mitigated by certain larger customers purchasing more products directly from manufacturers.

Gross Profit. Gross profit represents net sales less cost of sales. In addition to product costs, cost of sales includes third-party delivery costs, vendor promotional support and the amortization of the inventory step-up as a result of purchase accounting. Gross profit increased by $31.6 million, or 19.1%, from $165.8 million for the year ending December 31, 2005 to $197.4 million for the year ended December 30, 2006. Vendor supported promotional activities positively impacted sales and cost of sales by $4.3 million and $7.4 million, for a net of $11.7 million for the year ending December 30, 2006, compared to $4.6 million and $5.0 million for a net impact of $9.6 million, for the year ending December 31, 2005. Cost of goods sold for the year ended December 31, 2005 includes a non-cash charge of $1.0 million related to the recognition of a portion of the fair market value adjustment of inventory recorded as part of the Blacksmith Acquisition. The increase in gross profit was driven by the 21.5% increase in net sales, partially offset by lower product selling margin. Gross margin was 31.9% for the year ending December 30, 2006 and 32.6% for the year ending December 31, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing and promotion, selling, information technology, and general and administrative expenses, less certain benefits received from promotional activities. Selling, general and administrative expenses were $164.1 million or 26.5% of sales for the year ending December 30, 2006, and $136.1 million or 26.7% of sales for the year ending December 31, 2005. Included in selling, general and administrative expense for the years ending December 30, 2006 and December 31, 2005 are $7.6 million and $3.9 million, respectively, of expenses associated with the operating and integration cost of Blacksmith and Reliable. Also included in the years ending December 30, 2006 and December 31, 2005 are $0.4 million and $1.2 million, respectively, of expense related to professional fees related to the implementation of

Sarbanes-Oxley Section 404. The delivery expense for the year ending December 30, 2006 increased by $6.5 million due to the impact of increased fuel prices and the cost of operating new delivery routes. Selling expense in 2006 increased by $4.8 million due to head count increases and employee related costs related to the Reliable Acquisition and the overall increase in business. Warehouse expense increased by $5.6 million related to increased head count, employee related cost, new locations related to the Reliable Acquisition and the addition of the new Austell, Georgia distribution center that became operational in June 2006.

General and administrative expense increased by $6.4 million to $48.8 million in the year ending December 30, 2006. Amortization and depreciation increased $1.2 million. The addition of new hires and wage inflation contributed $1.5 million of the increase, non-cash stock option expense contributed $1.5 million and increases in insurance and bad debt expense contributed an additional $2.1 million. We expect to incur additional costs related to the resignation of our chief financial officer in the first quarter of 2007.

Interest Expense. Interest expense increased by $8.1 million, or 29.9%, from $26.9 million for the year ended December 30, 2005 to $35.0 million for the year ended December 31, 2006, primarily due to an increase in debt related to the Reliable Acquisition and an increase in the variable interest rate.

Income Tax Expense. Income tax expense decreased by $2.4 million or 216.0% from an expense of $1.1 million for the year ended December 31, 2005, with an effective tax rate of 37.5%, to a benefit of $1.3 million for the year ended December 30, 2006. The 2006 tax benefit was positively impacted by the completion of amended state and federal returns for prior years.

Net Income. Net income decreased by $1.9 million, or 107.7%, from $1.8 million for the year ended December 31, 2005 to a loss of $0.1 million for the year ended December 30, 2006. The year ending December 30, 2006 was impacted by an increase in sales offset by lower gross margins, cost related to the operation and integration of Reliable and higher operating expenses incurred to support future growth.

Results by Reportable Segment. We operate in two reportable segments: distribution (“Distribution”) and retail (“Retail”). The Distribution reportable segment encompasses the Company’s hub-and-spoke distribution network that distributes specialty automotive equipment for vehicles to our customers. The Retail reportable segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement and specialty parts. See Note 11 to the Financial Statements for additional information. The Company’s Distribution reportable segment increased its consolidated net sales for the year ended December 30, 2006 by $112.0 million dollars over the year ended December 31, 2005. The increase in the Distribution reportable segment’s revenue is due primarily to the Blacksmith Acquisition and Reliable Acquisition, the addition of new runs, new customers in both existing and new regions and new products introduced.

The Distribution reportable segment increase in sales of $112.0 million was partially offset by a $2.4 million decrease in sales in the Retail segment. The Retail reportable segment is not expected to contribute significantly to future growth. Net income by reportable segment decreased by $1.8 million in the Distribution reportable segment and by $0.2 million in the Retail reportable segment. The Distribution reportable segment increase in sales was offset by a gross margin decline, and an increase in operating and interest expense to support future growth in the Distribution segment. The Retail segment net income is attributed to a decrease in sales over fiscal year 2005.

Year ended December 31, 2005 Compared to the Year ended January 1, 2005

	Period Ended
	January 1, 2005	December 31, 2005	Dollar Change	Percent Change
(in thousands)
Net sales	$448,965	$509,106	$60,141	13.4%
Cost of sales	(300,301)	(343,313)	(43,012)	14.3

Gross profit	148,664	165,793	17,129	11.5
Selling, general and administrative expenses	(114,443)	(136,094)	(21,651)	18.9
Net gain on sale of property plant and equipment	—	16	16	—

Income from operations	34,221	29,715	(4,506)	(13.2)
Other income (expense):
Interest income	176	146	(30)	(17.0)
Interest expense	(25,113)	(26,943)	(1,830)	7.3
Other income (expense), net	216	10	(206)	(95.4)

Income before income tax	9,500	2,928	(6,572)	(69.2)
Income tax expense	(3,799)	(1,097)	2,702	(71.1)

Net income	5,701	1,831	(3,870)	(67.9)
Other comprehensive income:
Foreign currency translation	231	4	(227)	—

Comprehensive income	$5,932	$1,835	$(4,097)	(69.1)%

Net Sales. Net sales represents the selling price of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for the future return of previously sold products. The primary driver of our $60.1 million, or 13.4%, increase in net sales from $449.0 million for the year ended January 1, 2005 to $509.1 million for the year ended December 31, 2005 continues to be increased penetration into developing markets including the Southeast, West Coast, and Canadian regions. The increased penetration in these markets resulted from adding new customers and increasing sales to our existing customers. Sales growth in each of these regions continued a multi-year trend of strong double digit growth. Sales growth in our largest and most established region, the Northeast, was modest and driven primarily by sales to new customers and the acquisition of Blacksmith Distributing in May, 2005 somewhat offset by certain larger customers reaching a scale to purchase more products direct from manufacturers.

Gross Profit. Gross profit represents net sales less cost of sales including third-party delivery costs, vendor promotional support, and the amortization of the inventory step-up as a result of purchase accounting. Gross profit increased by $17.1 million or 11.5% from $148.7 million for the year ended January 1, 2005 to $165.8 million for the year ended December 31, 2005. Gross profit for the years ended December 31, 2005 and January 1, 2005 includes a non-cash charge of $1.0 million and $3.5 million, respectively, related to the recognition of a portion of the fair market value adjustment on inventory recorded as part of the Blacksmith Acquisition and the Transaction. The increase in gross profit was due to the 13.4% increase in net sales partially offset by lower product selling margin. Gross margin was 32.6% for the year ended December 31, 2005 and 33.1% for the year ended January 1, 2005.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses include all non-product related operating expenses such as, depreciation and amortization, occupancy, warehousing, delivery, marketing and promotion, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. These expenses increased 18.9% or $21.7 million from $114.4 million for the year ended January 1, 2005 to $136.1 million for year ended December 31, 2005, primarily as a result of operational investments made to support future growth, including additional truck routes and cross-docks and operating costs of Blacksmith during the period from its acquisition in May of 2005 until the completion of its integration in August. Increased operating costs are primarily the result of wage inflation and increased fuel costs, $3.1 million of expenses surrounding the implementation of Sarbanes-Oxley Section 404, settlement of an intellectual property infringement lawsuit, the retirement of our former chief executive officer, and additional amortization and depreciation related to the Blacksmith Acquisition.

Amortization and depreciation increased $0.5 million or 2.3% from $18.7 million for year ended January 1, 2005 to $19.1 million for year ended December 31, 2005 and included $0.3 million resulting from the Blacksmith Acquisition. The Company is not currently party to any material litigation. We expect to incur additional costs related to the retirement of our former chief executive officer in the first quarter of 2006, primarily related to the cancellation and reissuance of stock options. Wage inflation and increased fuel costs are estimated to have contributed $9.9 million of the increase to general and administrative expenses and are a normal and ongoing part of the Company’s expense structure.

Interest Expense. Interest expense increased by $1.8 million, or 7.3%, from $25.1 million for the year ended January 1, 2005 to $26.9 million for the year ended December 31, 2005, primarily due to an increase in debt related to the Blacksmith Acquisition and offset by a 75 basis point reduction in the interest rate in April of 2005.

Income Tax Expense. Income tax expense decreased by $2.7 million or 71.1% from $3.8 million for the year ended January 1, 2005, with an effective tax rate of 40.0%, to $1.1 million for the year ended December 31, 2005, with an effective tax rate of 37.5%. The 2005 tax rate decreased primarily due to the decrease in the overall state effective rate which was offset by the effect of a lower pre-tax income.

Net Income. Net income decreased by $3.9 million or 67.9% from $5.7 million for the year ended January 1, 2005 to a net income of $1.8 million for the year ended December 31, 2005. The year ending December 31, 2005 was impacted by an increase in sales offset by lower gross margins and higher operating expenses incurred to support future growth.

Results by Reportable Segment. See Note 11 to the Financial Statements for additional information. The Company’s Distribution reportable segment increased its consolidated net sales for the year ending December 31, 2005 by $61.3 million over the year ended January 1, 2005. The increase in the Distribution reportable segment is due primarily to the Blacksmith Acquisition and Reliable Acquisition, the addition of new runs, new customers in both existing and new regions, new products introduced and the new cross-dock opened in Erlanger, Kentucky.

The Distribution reportable segment increased sales of $61.3 million was offset by a $1.1 million decrease in the Retail segment.

Net income by reportable segment decreased by $3.4 million in the Distribution reportable segment and by $0.4 million in the Retail reportable segment due largely to the decrease in gross margin and the increase in operating expenses to support future growth in the Distribution segment and the Retail segment decrease in sales over fiscal year 2004.

Liquidity and Capital Resources

Operating Activities. Net cash used in operating activities during the year ended December 30, 2006 was $9.9 million compared to a use of cash in operating activities of $0.5 million for the year ended December 31, 2005. The increase in use of cash is related to a $1.9 million decrease in net income, a decrease in accounts payable and accrued liabilities of $18.4 million and an increase in inventory of $9.9 million, partially offset by $20.5 million in depreciation and amortization. Net cash used in operating activities during the year ended December 31, 2005 was $0.5 million compared to cash provided by operating activities of $23.7 million for the year ended January 1, 2005. The decrease is related to a $3.9 million decrease in net income, an increase in trade accounts receivable of $5.1 million, an increase in inventory of $8.7 million, a decrease in accounts payable and accrued liabilities of $5.9 million, and an increase in the use of cash in other assets/liabilities of $2.0 million. Working capital increased by $36.2 million or 38.6% from $93.9 million for the year ended December 31, 2005 to $130.1 million for year ended December 30, 2006.

Investing Activities. Net cash used in investing activities was $9.5 million for the year ended December 30, 2006 compared to $97.5 million used in investing activities for the year ended December 31, 2005. Net cash used in investing activities of $9.5 million includes $8.4 million for the purchase of property, plant and equipment and $1.9 million related to the Reliable Acquisition for transaction and working capital settlement charges. Net cash used in investing activities was $97.5 million for the year ended December 31, 2005 compared with $7.2 million for the year ended January 1, 2005. Net cash used in investing activities of $97.5 million includes $90.2 million used for the Blacksmith Acquisition and the Reliable Acquisition.

Financing Activities. Net cash provided by financing activities was $13.9 million for the year ended December 30, 2006, compared to $93.7 million for the year ended December 31, 2005. The cash provided by finance activities was generated by $24.3 million borrowed on the revolving line of credit offset by a $10.5 million pay down on the long-term debt. Net cash provided by financing activities was $93.7 million for the year ended December 31, 2005 compared with a use of cash of $11.8 million for the year ended January 1, 2005. The source of cash provided by financing activities relates to $90.0 million borrowed under long-term debt, $12.0 million of repayments on the long-term debt and $11.0 million related to a capital contribution during the year ended December 31, 2005. Under our revolving credit facility existing at December 30, 2006, we had $24.0 million in cash and borrowing capacity.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Keystone Automotive Holdings, Inc., the Company’s parent (“Holdings”); the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and together with the Term Loan, the “Agreements”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Agreements effect a refinancing and replacement of the Company’s existing credit agreement dated October 30, 2003, in order to provide the Company with greater operational flexibility and liquidity to meet its growth and operational goals.

The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company, and matures on the fifth anniversary of the date of execution. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and Guarantors and a second priority security interest in the Company’s receivables and inventory.

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on the fifth anniversary of the date of execution. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and Guarantors.

In 2007, our principal sources of funds are cash flows from operations and the new credit agreements signed on January 12, 2007. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months.

Debt Service. As of December 30, 2006, we had total indebtedness of $374.3 million and $22.5 million of borrowings available under our senior credit facilities and Senior Subordinated Notes, subject to customary conditions. We have $3.2 million of letters of credit that reduce availability under the senior credit facilities.

The senior secured credit facilities consist of a five-year $50.0 million revolving credit facility, a six-year Term Loan B facility amortizing $85.7 million, and a five-year Term Loan C facility amortizing $89.3 million. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The credit agreement was amended to 2.0% over LIBOR and 1.0% over the base rate for term loans and a Form 8-K was filed on April 8, 2005. Term Loan C was acquired during the period ending December 31, 2005 and the applicable margin is 2.5% over LIBOR and 1.5% over the base rate for term loans. Effective December 2005 the Term B margin is also 2.5% over LIBOR and 1.5% over the base rate. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries. At December 30, 2006, the Company had a covenant calculation violation on our debt, which was subsequently cured by the refinancing and replacement of the debt with the new debt described below.

As noted above, on January 12, 2007, the Company entered into a five-year $200.0 million Term Loan and a 5-year $125.0 million Revolver. The applicable margin on the Term Loan is 3.50% over LIBOR. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Borrower and Guarantors and a second priority interest in receivables and inventory. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR based on undrawn availability. The Revolver is secured by a first priority interest in all receivables and inventory and a second priority security interest in the stock of the subsidiaries and all other assets of the Borrower and Guarantors.

In the first quarter of 2007, the Company will write-off approximately $6.1 million of deferred financing costs associated with the extinguishment of the debt existing at December 30, 2006.

The Notes mature in 2013 and are fully and unconditionally guaranteed by each of our existing domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1. The Notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our and guarantees’ existing and future senior debt. If we cannot make payments required by the Notes, the subsidiary guarantors must make them.

Capital Expenditures. We anticipate that we will spend approximately $10.0 million on capital expenditures in 2007. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $129.9 million at December 30, 2006. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months when sales are slower in anticipation of the peak summer driving season, during which time our working capital tends to be reduced.

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

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of December 30, 2006.

	Payments Due by Period
(in millions)	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations (1)(2)
Term Loan	$1.5	$4.0	$4.0	$190.5	$200.0
Senior subordinated notes	—	—	—	175.0	175.0
Revolving credit facility		—	—	5.0	5.0
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	8.3	12.9	6.3	7.0	34.5
Interest on indebtedness (3)	37.0	68.8	68.0	31.3	205.1

Total contractual cash obligations	$46.8	$85.8	$78.3	$408.8	$619.7

(1)	The table reflects the debt refinancing as of January 12, 2007.

(2)	The Company is contingently liable for certain advisory fees. See Item 13 “Certain Relationships and Related Transactions.”

(3)	Represents interest on the Notes and interest on the senior credit facility assuming LIBOR of 8.82%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest expense on the senior credit facilities of $0.3 million assuming outstanding indebtedness of $200.0 million under our senior credit facilities.

Recent Accounting Pronouncements

In June of 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”) “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” This consensus relates to taxes such as sales, use, value added and some excise taxes and provides for additional disclosure related to the Company’s accounting policy for presentation of such taxes on the income statement. The Company is currently reviewing the requirements of EITF 06-3, which are effective for interim and annual reporting periods beginning after December 15, 2006. As EITF 06-3 only requires additional disclosure, it is not expected to have a material impact on the Company’s financial statements.

On July 17, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes and Related Implementation Issues.” FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109 (“SFAS 109”) “Accounting for Income Taxes.” It requires that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merit. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of reviewing the potential impact of FIN 48 on its financial statements.

In September of 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on its financial statements.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements to Current Year Financial Statements.” SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company’s 2006 fiscal year. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits initial adoption of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company has determined that a portion of non-promotional vendor rebates (see Note 3 to the Financial Statements), which have historically been credited to cost of sales should also have reduced the carrying value of ending inventory. The following table presents the effect of the adjustment.

(in thousands)	Cumulative Effect Prior to January 3, 2004	Year Ending January 1, 2005	Year Ending December 31, 2005	Adjustment Recorded as of January 1, 2006
Inventory adjustment for vendor rebates	$0.6	$0.3	$0.3	$1.2
Less: tax effect (deferred taxes)	0.3	0.1	0.1	0.5

Impact on net income	$0.3	$0.2	$0.2

Impact on retained earnings				$0.7

The Company has concluded that the prior year errors were immaterial to all periods ending prior to October 1, 2006. While these amounts are considered immaterial to prior periods, they have been corrected as a reduction to inventory and as a cumulative effect adjustment to retained earnings of $0.7 million, after tax, under SAB 108, as of January 1, 2006. The Company elected to apply the provisions of SAB 108 as recording these amounts in 2006 as out-of-period adjustments would have had a material effect on the Company’s current results of operations.

In February of 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of this standard.

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

Revenue Recognition. Revenue is recognized when title and risk of loss is transferred to the customer, which occurs upon receipt by the customer when shipped on company vehicles and upon shipment of the product to the customer when shipped via common carrier. Revenue includes selling price of the product, promotional items and fees and all shipping and handling costs paid by the customer. Revenue is reduced at the time of sale for estimated sales returns based on historical experience. We review sales returns and maintain a reserve for sales returns based on the historical trends. If returns were to increase, additional reserves could be required.

Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on our evaluation of levels of inventory that cannot be returned to vendors. We evaluate reserves based on judgments on our ability to restock inventory or return it to vendors. If our evaluation is incorrect, we could be required to record larger reserves. We value our inventories on a lower of cost or market basis using an average cost methodology. Average costs reflect actual costs for inventory purchases and an estimate of rebates due from vendors primarily related to volume. Accordingly, inventory values and cost of goods sold could vary if estimates of rebates differ from amounts actually received.

Income Taxes. We follow the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis of the assets and liabilities, and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment. We annually evaluate for impairment as part of our year end close. We will evaluate our long-lived assets, including intangible assets, for impairments whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. We consider the carrying value of a long-lived asset to have been impaired if the anticipated undiscounted cash flows from such an asset is less than its carrying value. If our operating performance declines significantly, we may need to test long-lived assets for impairment and record charges to reduce the carrying value of our long-lived assets.

We evaluate our goodwill for impairment, at least annually, as of the end of the fiscal year, in accordance with the requirements of Statement of Financial Accounting No. 142, Goodwill and Intangible Assets. We would consider the carrying value of goodwill to have been impaired if the anticipated discounted cash flows from our reporting units are less than the carrying value of goodwill assigned to the reporting unit. The resulting impairment charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If our operating performance declines significantly, we may need to test goodwill for impairment and record charges to reduce the carrying value of goodwill more frequently than annually.

Insurance-Related Liabilities. We carry a high deductible for workers’ compensation, automotive liability and general liability claims, up to a certain level. As a result, we are required to estimate the amount of reserves required for both reported claims and claims incurred but not reported. The estimation of the amount of reserves required, performed in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, involves significant management judgment.

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

We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. We do not have any speculative or leveraged derivative transactions. Most of our sales are denominated in U.S. dollars; thus our financial results are not subject to any material foreign currency exchange risks.

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

Interest Rate Risk and Sensitivity Analysis

In connection with the Transaction in October 2003, we entered into a Credit Agreement that provides for a Revolving Credit Facility and Term Loan Facility, and issued Senior Subordinated Notes. As of December 30, 2006, the Company had $374.3 million in debt. The Revolving Credit Facility had $24.3 million drawn. The interest rate on the $175 million Senior Subordinated Notes is fixed at 9.75%. As of December 30, 2006, our exposure to changes in interest rates is related to our $175.0 million Term Loans maturing in 2009, which bear interest at LIBOR plus 2.5% percent and our revolver, which has interest at base rate plus 2.25%. Based on the amount of these two facilities outstanding, a 100 basis point charge would result in an approximately $2.0 million change to interest expense.

On January 12, 2007, the Company refinanced the existing Credit Agreement and entered into a Term Loan and a Revolver. Our exposure to changes in interest rates is related to our $200.0 million Term Loan, maturing in 2012, which bears interest at LIBOR plus 3.5%. Our Revolver, which has $6.2 million drawn out of $125.0 million available, bears interest at a grid ranging from 1.25% to 1.75% over LIBOR, based on undrawn availability. Based on the amount of these two facilities outstanding, a 100 basis point charge would result in an approximately $2.1 million change to interest expense.

Item 8.	Financial Statements and Supplementary Data

The financial statements are listed in Part IV, Item 15 of this Annual Report on Form 10-K.

Report of Management

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. Such officers also confirm that there were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 30, 2006 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, executive officers and other key employees as of December 2006 are as follows:

Name	Age	Position
Edward Orzetti	41	Chief Executive Officer, President and Director
Bryant Bynum	44	Former Executive Vice President and Chief Financial Officer
Patrick Judge	60	Executive Vice President, Secretary and Compliance Officer
Richard Piontkowski	54	Former Senior Vice President, Sales
Philip Avvisato	65	Vice President, Customer Development
Deborah Branden	53	Vice President, Human Resources
Anthony Fordiani	60	Vice President, Logistics
Richard Kovalick	53	Vice President, Retail Operations
Lawrence Montante	44	Vice President, Merchandising
James Ruby	59	Vice President, Operations
Joseph Sponholz	36	Vice President, E-Commerce and Business Development
Paul Edgerley	50	Director
Seth Meisel	34	Director
Blair Hendrix	41	Director
Robert Taylor	48	Director
Stephen Zide	45	Director

Edward Orzetti joined us in 2006 as Chief Executive Officer and President. Mr. Orzetti has a strong track record in leading successful businesses. Prior to joining us, Mr. Orzetti was employed by VWR, a $3.2 billion distributor of laboratory supplies to small and large customers in pharmaceuticals, universities and other markets, where he served as President of the Global Lab Business. A graduate of West Point, Mr. Orzetti was previously President of a $400 million division of Textron, and held various executive leadership positions over 5 years with industrial subsidiaries of General Electric.

Bryant Bynum served as Executive Vice President and Chief Financial Officer from 1999 to 2007. Before joining us, he was employed at Foodbrands America, Inc., NYSE:FDB, in a variety of positions, including Treasurer and, ultimately, Senior Vice President of Finance. Prior to joining Foodbrands, Mr. Bynum was a management consultant for Coopers & Lybrand.

Patrick Judge joined us in 1972 and became Executive Vice President, Secretary in 1998. He currently serves as our Compliance Officer and has held various positions, including general manager of A&A Auto Parts. He began his career with us as a manager of an A&A Auto Parts store. Mr. Judge is currently involved in all core business operations, including overseeing compliance, insurance, legal issues, real estate, acquisitions, risk management and corporate strategy.

Richard Piontkowski joined us in 2001 as Senior Vice President, Sales. Prior to joining us and since 1998, he was Senior Vice President of Sales for AmeriServe Equipment, a subsidiary of AmeriServe. Prior to joining AmeriServe, Mr. Piontkowski held various positions with Edward Don and Company, including Regional Vice President of the Florida operation and regional manager.

Philip Avvisato has been with us since 1968. He currently holds the position of Vice President, Customer Development. He has held various positions with us, including Vice President of Sales and sales manager. Mr. Avvisato was instrumental in growing our sales organization during the 1980’s and 1990’s and maintains strong industry relationships.

Deborah Branden joined us in 2006 as Vice President, Human Resources. Prior to joining us and since 2002, she was employed by Alpharma, Inc. as Vice President, Human Resources. Prior to joining Alpharma, Ms. Branden held various strategic Human Resource positions with KPMG and Prudential Insurance Company. Ms. Branden is responsible for Human Resource operations.

Anthony Fordiani joined us in 1973 and currently serves as Vice President, Logistics, where he is responsible for company-wide delivery logistics, including route planning and monitoring, truck acquisition and maintenance and driver management. Prior to holding this position, Mr. Fordiani managed our human resources and operational accounting.

Richard Kovalick joined us in 1971 and became Vice President, Purchasing, in 1998 and in 2005 became Vice President of Retail Operations. He currently serves as Vice President, Retail Operations. Prior to that, he was our director for marketing and merchandising and director of purchasing. Mr. Kovalick began his career with us as a manager of an A&A Auto Parts Store.

Lawrence Montante joined us in 1982 and became Vice President, Marketing in 1998 and in 2005 became Vice President, Merchandising. From 1987 to 1998, he served as our purchasing agent and director of marketing.

James Ruby joined us in 1970 and currently serves as Vice President, Operations and is responsible for all operations at the Company’s four warehouse distribution centers, including receiving, stocking, inventory control, picking, shipping, billing and employee relations. He has held various positions with us, including accounting manager.

Joseph Sponholz joined us in 2006 as Vice President, Strategy and New Business Development. He currently serves as Vice President, E-Commerce and Business Development. Prior to joining us and since 2002, he was the Director, Strategic Planning and Business Development for Textron. Prior to joining Textron, Mr. Sponholz was a management consultant for both Booz-Allen & Hamilton and Mitchell Madison Group.

Paul Edgerley became a director of our company upon consummation of the Transaction. Mr. Edgerley joined Bain Capital in 1988 and has been a Managing Director since 1990. Prior to joining Bain Capital, Mr. Edgerley spent five years at Bain & Company where he worked as a consultant and manager in the healthcare, information services, retail and automobile industries. Previously, Mr. Edgerley, a certified public accountant, worked at Peat Marwick Mitchell & Company. Currently, Mr. Edgerley sits on the Board of Directors of The Boston Celtics, Steel Dynamics Inc. and Brenntag.

Seth Meisel became a director of our company in 2005. Mr. Meisel joined Bain Capital in 1999 and has been a Vice President since 2004. Prior to joining Bain Capital, Mr. Meisel worked as a consultant and manager at Mercer Management Consulting in the industrial, financial services and retail industries. Mr. Meisel also serves on the Board of Directors of Broder Bros., Co.

Blair Hendrix became a director of our company in 2004. Mr. Hendrix is an Operating Partner at Bain Capital. Prior to joining Bain Capital in 2000, Mr. Hendrix was an Executive Vice President and Chief Operating Officer of DigiTrace, Inc. and was a management consultant at Corporate Decisions, Inc. (now Mercer Management Consulting). Mr. Hendrix also serves on the Board of Directors of SMTC Corporation and Innophos, Inc.

Robert Taylor became a director of our company in 1999. Mr. Taylor is a Partner of Advent International Corporation which he joined in 1998. Mr. Taylor has 16 years of private equity experience covering a range of industries, including distribution, business services, healthcare services and financial services. Mr. Taylor is also a director of American Radiology Services, Long Term Care Group and National Bankruptcy Services.

Stephen Zide became a director of our company upon consummation of the Transaction. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Broder Bros., Co. and Innophos, Inc.

Recent Developments

As disclosed on our Current Report on Form 8-K filed on January 24, 2007, on January 15, 2007, Bryant P. Bynum announced his resignation as our Executive Vice President and Chief Financial Officer, effective January 19, 2007. The terms of Mr. Bynum’s separation agreement provide for a lump sum payment of $272,336, which is equal to one year’s base salary. He will also receive $108,934, 50% of which is due on the second day after we file our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and the remainder shall be payable on February 28, 2008. The agreement provides for continuation of Mr. Bynum’s disability and life insurance benefits and access to COBRA health insurance coverage through February 28, 2008. The agreement also provides for the termination of Mr. Bynum’s existing stock options as of February 28, 2007, and for the issuance of 86,502 shares of options to purchase Class L common stock and 778,518 shares of options to purchase Class A common stock. In addition, the agreement contains a 12 month covenant not to compete.

As further disclosed on our Current Report on Form 8-K filed on January 24, 2007, Donald T. Grimes was appointed to the position of Executive Vice President and Chief Financial Officer, effective January 22, 2007.

As disclosed on our Current Report on Form 8-K filed on March 27, 2007, Richard Piontkowski announced his resignation as our Senior Vice President of Sales effective March 21, 2007. We expect to enter into a separation agreement, the terms of which have not yet been finalized.

Our Board of Directors

On December 30, 2006 our Board of Directors consisted of 6 members. Directors serve until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Directors may be removed at any time, with or without cause, by vote of our shareholders. Our board of directors currently has two standing committees: an Audit Committee and a Compensation Committee.

Audit Committee and Audit Committee Financial Expert

The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of (i) the integrity of our financial statements and financial reporting process; (ii) the integrity of our internal controls regarding finance, accounting and legal compliance; and (iii) the independence and performance of our independent auditors. The Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q and our earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management and independent auditors to discuss our internal controls and financial reporting process and also meets regularly with the independent auditors in private. The current members of the Audit Committee are Messrs. Hendrix and Meisel.

Our Board of Directors has determined that one member of our Audit Committee, Mr. Hendrix, is qualified to be an “audit committee financial expert” within the meaning of SEC regulations. The Board reached its conclusion as to the qualifications of Mr. Hendrix based on his education and experience in analyzing financial statements of a variety of companies. Mr. Hendrix, as Operating Partner of Bain Capital, LLC, which through its affiliated investment funds holds over 78% of the outstanding common stock of Keystone Automotive Holdings, Inc., which controls the Company, does not meet the standards of independence adopted by the SEC. Mr. Meisel also does not meet the standards of independence.

Nominees to Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

A copy of our code of ethics (Keystone Automotive Operations, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior officers was attached as Exhibit 14.1 to the Keystone Automotive Operations 10-K for the year ended December 31, 2005.

Item 11.	Executive Compensation

General Philosophy and Objectives of the Compensation Programs

Keystone’s objective is to provide competitive executive compensation that is commensurate with both the role and qualifications of the incumbent and is sufficiently competitive to allow the Company to attract and retain necessary, high-quality management talent.

Keystone’s compensation philosophy for all management, including the CEO, is to provide a balance of base salary, short-term incentive opportunities tied to achievement of specific corporate performance goals, and for a group of management members (spanning manager through EVP ranks), a long-term incentive award to promote retention during longer term Company evolution and financial performance. In 2006, the annual short-term incentive program continued to be based on corporate financial performance and achievement of certain strategic and operating objectives as agreed by the Board of Directors.

Compensation Committee Process

The Compensation Committee of the Board of Directors has responsibility for approving all compensation and short/long term awards to executive officers and the senior leadership of the Company, which includes the chief executive officer and chief financial officer as well as all vice president level management members. In addition, the Compensation Committee reviews and approves all stock option grants, annual bonus plans, year-end plan pay-out recommendations, and recommended revisions to the compensation or bonus plans.

The Compensation Committee is responsible for implementing the compensation philosophy, which aims to ensure that the interests of the shareholders, associates and good business practice are all observed.

With respect to stock option grants, the Compensation Committee is involved in determining awards for the CEO and senior leadership team (the senior employees reporting directly to the CEO, including the individuals named in the Summary Compensation Table (the “Named Executive Officers”)). Generally, stock options are granted twice per fiscal year by the Board of Directors, and the date of hire determines the vesting date. Usually the review process is focused on internal management associates and recognizing their contributions to the Company through stock option awards. Participation in the plan is limited to a select group of participants, as detailed below. There is no on-going stock option award program in place at Keystone.

The Compensation Committee includes: Blair Hendrix, Operating Partner, Bain Capital; Stephen Zide, Managing Director, Bain Capital; and Edward Orzetti, CEO Keystone Automotive. Deborah Branden, Vice President, Human Resources, Keystone Automotive also participates in meetings of the Compensation Committee. The Compensation Committee confers informally on a regular basis and convenes formally twice per year. The directors that are members of the Compensation Committee do not meet the standards of independence based on the definition of independent directors set forth in Rule 4200(a)(15) of the NASDAQ Marketplace rules.

Role of Executive Officers in Compensation Decisions

The Compensation Committee conducts annual performance reviews for the CEO and the Named Executive Officers (“NEOs”). After completing this performance review, the Compensation Committee recommends salary and bonus for the CEO for Board approval. The CEO prepares performance and salary/bonus recommendations for the NEOs for Compensation Committee and Board review and approval.

Compensation Design and Elements

Annual Salary

Keystone generally seeks to maintain fixed pay (annual salary) as a competitively neutral compensation element and to use variable pay (short and long term bonus plans) to attract the most highly qualified executives to key roles. Annual salaries for key executives are tested at the time of hire among the candidate pool and a decision regarding the salary is then based on the hiring market and the individual’s current salary, role, impact potential and experience base. This approach allows Keystone to attract needed talent and then to motivate the performance it seeks.

Performance Based Short Term Incentive Plan

The short term incentive plan is specifically designed to drive leadership performance. It is a tiered plan and reflects varying levels of management participation. Annual awards are recommended by the CEO and reviewed and approved by the Compensation Committee and Board of Directors, which review actual results at year-end with the CEO and CFO to determine goal attainment and performance. The participation formula for Named Executive Officers is 80% based on the Company’s financial performance and achievement of certain strategic and operating objectives as approved by the Board and 20% based on individual performance.

Long Term Equity Compensation

The long term incentive plan (Executive Stock Option Plan) provides Board-approved management members with options to purchase shares of Holdings’ authorized but unissued Class A and Class L common stock. At the time of grant approval, usually the first Compensation Committee/Board meeting after hire, a five-year vesting schedule, providing for annual 20% vesting, is established for the award. Plan participation is determined and awarded at the time of hire and does not provide annual award grants. As the Company stock is not publicly traded, we use an appraisal to determine the fair value of the stock on the date of grant. The exercise price is based on the fair value of the stock price so determined.

Other Compensation

Non-cash perquisites are provided through employment agreements to certain executives (including insurances (life and health), club memberships and car allowances) as detailed in the narrative accompanying the Summary Compensation Table. Keystone provides a 401(k) for pension purposes and therefore there is no compensation or bonus impact on pension.

Report of the Compensation Committee

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 30, 2006.

Submitted by:

Stephen Zide, Chairman

Blair Hendrix

Edward Orzetti

Members of the Committee

Impact of Performance on Compensation

In 2006, Keystone introduced a Talent Review Process (TRP) that incorporates goal setting, performance review and succession planning. The TRP was introduced to the top two tiers of management, including the NEOs, and the performance results documented as a result of this process will be the basis of 2006 short term incentive awards for these groups. Cascade of the process to middle management and infrastructure associates will occur in 2007 and 2008.

Looking forward, the TRP process will be used in part to determine salary increase awards (in addition to salary in market range and role scope data) and will be the foundation for short term bonus award recommendations.

To date, material compensation decreases or increases have not been a factor in compensation plan administration.

Summary Compensation Table

The following table summarizes the total compensation paid to, earned by or awarded to the top six (6) highly paid executive officers in Keystone for the fiscal year 2006(1). This group includes the CEO, former CEO, former CFO and the next three most highly compensated executives.

Name and Principal Position	Year	Salary	Bonus(2)	Option Awards(3)	All Other Compensation		Total
Edward Orzetti
Chairman, Chief Executive Officer and President	2006	$450,892	$10,577	$2,602,203	$22,464	(4)	$3,086,136
Bryant Bynum
Former Executive Vice President and Chief Financial Officer	2006	272,336	5,237	—	28,179	(5)	305,752
Deborah Branden
Vice President Human Resources	2006	66,642	20,838	251,168	—		338,648
Joseph Sponholz
Vice President Strategy and New Business Development	2006	94,978	27,279	251,168	—		373,425
Patrick Judge
Executive Vice President, Secretary and Compliance Officer	2006	209,634	33,380	—	33,200	(6)	276,215
Robert Vor Broker
Former Chairman, Chief Executive Officer and President	2006	67,788	—	891,491	432,476	(7)	1,391,755

Table Notes:

(1)	The Company does not provide Stock Awards, Non-Equity Incentive Plan Compensation, Pensions, or Nonqualified Deferred Compensation Earnings.

(2)	Bonus: This bonus category represents a discretionary holiday bonus and a discretionary 2007 bonus for 2006.

(3)	Option Awards: Represents stock option awards to newly hired NEOs and former Chairman. The Company used the Black-Scholes option pricing model to determine the fair value of the awards.

(4)	All Other Compensation for Mr. Orzetti represents total perquisites including insurances (life and health), club memberships, car allowances of $9,923 and gas card allowance of $8,543 provided via an employment agreement.

(5)	All Other Compensation for Mr. Bynum represents $8,280 of car allowances, $3,478 of gas card allowance, $9,717 of health insurance and $3,352 of 401(k) match.

(6)	All Other Compensation for Mr. Judge represents $9,840 of car allowances, $5,807 of gas card allowance, $5,000 of club memberships and $3,390 of 401(k) match.

(7)	All Other Compensation for Mr. Vor Broker reflects severance agreement payments including lump sum payment of annual base salary as of hire date and five (5) weeks in lieu of vacation pay, which is approximately $411,000. Also included are insurances (life and health), club memberships and car allowances provided via employment agreement.

On March 3, 2006, Mr. Orzetti entered into an employment agreement that provides for an initial base salary of $550,000. He is eligible to receive an annual bonus of a target level of 100% of his base salary subject to adjustment based on his performance and Holdings’ achievement of operating targets established by the Board of Directors of Keystone Automotive Holdings, Inc. (“Holdings”). The agreement also contains provisions regarding participation in perquisites including club memberships and car allowances. Mr. Orzetti’s agreement provides for an initial three-year term that will automatically extend for successive additional one-year terms unless either party gives at least 90 days prior written notice of non-renewal.

On October 30, 2003, Mr. Bynum entered into an employment agreement that provided for a salary of $272,300. He is eligible to receive an annual bonus of a target level of 40% of base salary. The agreement also contains provisions regarding participation in perquisites including insurances (life and health), club memberships and car allowances. Mr. Bynum’s agreement provides for an initial three-year term which automatically extended for a successive additional one-year term. As discussed above, Mr. Bynum resigned from the Company effective January 19, 2007.

On September 1, 2006, Ms. Branden entered into an employment agreement that provides for a salary of $210,000. She is eligible to receive an annual bonus of a target level of 40% of base salary. The agreement also contains provisions regarding participation in perquisites including car allowances.

On September 1, 2006, Mr. Sponholz entered into an employment agreement that provides for a salary of $185,000. He is eligible to receive an annual bonus of a target level of 40% of base salary. The agreement also contains provisions regarding participation in perquisites including car allowances.

On October 30, 2003, Mr. Judge entered into an employment agreement that provides for a salary of $209,600. He is eligible to receive an annual bonus of a target level of 40% of base salary. The agreement also contains provisions regarding participation in perquisites including insurances (life and health), club memberships and car allowances. Mr. Judge’s agreement provides for an initial three-year term that will automatically extend for successive additional one-year terms unless either party gives at least 90 days prior written notice of non-renewal.

On October 30, 2003, Mr. Vor Broker entered into an employment agreement that provided for a salary of $375,000. He is eligible to receive an annual bonus of a target level of 40% of base salary. The agreement also contained provisions regarding participation in perquisites including insurances (life and health), club memberships and car allowances. As discussed above, Mr. Vor Broker retired from the Company effective March 1, 2006.

Grants of Plan Based Awards Table

Name	Grant Date	Class A or L	All Other Option Awards: Number of Securities Underlying Options(1) #	Exercise or Base Price of Option Awards(2) ($/Sh)
Edward Orzetti	6/30/2006	A	3,674,007	0.7044
	6/30/2006	L	408,223	21.20
Bryant Bynum
Deborah Branden	7/19/2006	A	360,000	0.7044
	7/19/2006	L	40,000	21.20
Joseph Sponholz	7/19/2006	A	360,000	0.7044
	7/19/2006	L	40,000	21.20
Patrick Judge
Robert Vor Broker(3)	2/28/2006	A	473,683	0.19
	2/28/2006	A	498,614	0.39
	2/28/2006	A	524,857	0.58
	2/28/2006	L	52,632	15.75
	2/28/2006	L	55,401	31.50
	2/28/2006	L	58,318	47.25

Table Notes:

(1)	Reflects current year grants of options to purchase shares of Holdings’ authorized but un-issued Class A and Class L common stock made for promotions and new hires. A five (5) year vesting schedule, providing for annual 20% vesting, underlies the awards. The date of hire determines the vesting date. The Company used the Black-Scholes option pricing model to determine the fair value of the awards.

(2)

In the event of a sale of the Company or after the 180th day following the consummation of an Initial Public Offering (“IPO Trigger Date”), the options will immediately become exercisable, subject to certain dollar hurdles for tranche 2 and tranche 3.

(3)	Mr. Vor Broker retired from the Company effective March 1, 2006. Per his Separation Agreement, Mr. Vor Broker’s existing stock options were terminated, and new stock options were issued. These stock options are fully vested and expire in 2014.

The Company does not have non-equity incentive plan awards, equity incentive plan awards or stock awards.

At Keystone, salary and bonus compensation (excluding stock options granted at hire) accounts for the great majority of total compensation.

Outstanding Equity Awards at Fiscal Year End

		Option Awards
Name	Class A or Class L	Number of Securities Underlying Unexercised Options Exercisable #	Number of Securities Underlying Unexercised Options Unexercisable #	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date
Edward Orzetti(1)	A	—	3,674,007		0.7044	2016
	L	—	408,223		21.20	2016
Bryant Bynum(2)	A	227,367	151,578		0.19	2013
	A	239,333	159,556		0.39	2013
	A	251,932	167,954		0.58	2013
	L	25,263	16,842		15.75	2013
	L	26,593	17,728		31.50	2013
	L	27,992	18,662		47.25	2013
Deborah Branden(1)	A	—	360,000		0.7044	2016
	L	—	40,000		21.20	2016
Joseph Sponholz(1)	A	—	360,000		0.7044	2016
	L	—	40,000		21.20	2016
Patrick Judge(3)	A	137,370	91,581		0.19	2013
	A	144,596	96,397		0.39	2013
	A	152,210	101,473		0.58	2013
	L	15,264	10,175		15.75	2013
	L	16,066	10,711		31.50	2013
	L	16,912	11,275		47.25	2013
Robert Vor Broker	A	473,683	—		0.19	2014
	A	498,614	—		0.39	2014
	A	524,857	—		0.58	2014
	L	52,632	—		15.75	2014
	L	55,401	—		31.50	2014
	L	58,318	—		47.25	2014

Options have a five year vesting schedule, providing for annual 20% vesting.

Table Notes:

(1)	The options were issued in 2006 and vesting begins in 2007, with final vesting in 2011.

(2)	Mr. Bynum announced his resignation from the Company effective January 19, 2007. His termination agreement provides for the termination of his existing stock options at February 28, 2007, and for the issuance of 86,502 shares of options to purchase Class L common stock at an exercise price of $31.50 per share and 778,518 shares of options to purchase Class A common stock at an exercise price of $0.3889 per share. All options are fully vested and expire in 2014.

(3)	The options were issued in 2003 and will fully vest in 2008.

We do not award stock grants.

Option Exercises and Stock Vested

There were no stock options exercised during fiscal 2006 by any Named Executive Officers. We do not award stock grants.

Pension Benefits and Nonqualified Deferred Compensation

We currently do not have a pension or nonqualified deferred compensation program for our employees.

Potential Payments upon Termination or Change in Control

We believe that Keystone should provide reasonable severance benefits to senior leaders who are terminated from Keystone without cause or good reason. While some leaders have specific severance agreements included in their employment agreements as detailed below, the balance of Keystone senior leaders will receive severance benefits based on the following guidelines.

Severance benefits provided to senior leadership, including medical benefits, are determined at the discretion of the CEO and Compensation Committee. If a leader is terminated for cause (for example: criminal activity, violation of non-compete or confidentiality obligations or gross negligence in the fulfillment of his or her responsibilities), there will be no severance benefits paid to the individual.

On March 3, 2006, Mr. Orzetti entered into an employment agreement that provides for post-termination benefits. If Mr. Orzetti’s employment is terminated by Holdings without cause or by him with good reason or if his employment terminates as a result of his death or disability, Mr. Orzetti will be entitled to continue to participate in Holding’s health and insurance benefit plans for a period of one year and to receive severance payments equal to one year’s base salary plus a pro rata portion of his target bonus for the year in which his employment ends plus an additional amount equal to the amount of his prior year’s bonus. In addition, the agreement contains a 24 month covenant not to compete and a covenant regarding non-solicitation and non-interference with respect to employees, customers and suppliers. The total amount of payments due Mr. Orzetti under his employment agreement is approximately $1.4 million assuming a June 30 separation date and a prior year bonus based on 100% of his salary.

On January 15, 2007, Mr. Bynum announced his resignation from the Company effective January 19, 2007. The terms of his separation agreement provide for a lump sum payment of $272,336, which is equal to one year’s base salary. He will also receive $108,934, 50% of which is due on the second day after we file our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and the remainder shall be payable on February 28, 2008. The agreement provides for continuation of Mr. Bynum’s disability and life insurance benefits and access to COBRA health insurance coverage through February 28, 2008. The agreement also provides for the termination of Mr. Bynum’s existing stock options as of February 28, 2007, and for the issuance of 86,502 shares of options to purchase Class L common stock at an exercise price of $31.50 per share and 778,518 shares of options to purchase Class A common stock at an exercise price of $0.3889 per share. The new options represent an amount equal to 65% of Mr. Bynum’s terminated options. In addition, the agreement contains a 12 month covenant not to compete. The total amount of payments due to Mr. Bynum under his separation agreement is approximately $0.4 million.

Mr. Judge’s employment agreement also provides for post-termination benefits. If Mr. Judge’s employment is terminated or if his employment terminates as a result of his death or disability, Mr. Judge will be entitled to continue to participate in health and insurance benefit plans for a period of one year and to receive severance payments equal to one year’s base salary plus a pro rata portion of his target bonus for the year in which his employment ends plus an additional amount equal to the amount of his prior year’s bonus. In addition, the agreement contains a 12 month covenant not to compete. The total amount of payments due to Mr. Judge under his employment agreement is approximately $0.4 million assuming a June 30 separation date and a prior year bonus based on 40% of his salary.

On March 3, 2006, we entered into a separation agreement with Mr. Vor Broker. The terms of the separation agreement provide for a lump-sum payment of $375,000 after the seventh day of the effective date of the agreement and $150,000 severance payment due on March 1, 2007. The agreement also provided for a $100,000 consulting fee payable on March 7, 2007. The agreement also provides for the continuation of health and insurance benefits for a period of one year. Under the terms of the agreement, Mr. Vor Broker’s existing options were terminated, and new stock options were issued. The total amount of payments due to Mr. Vor Broker under his separation agreement is approximately $0.7 million.

In the event of a sale of the Company or after the 180th day following the consummation of an Initial Public Offering (“IPO Trigger Date”), the options will become immediately exercisable subject to certain dollar hurdles as described in Footnote 2 to the Grants of Plan Based Awards Table. Keystone does not offer its leadership members other Change of Control benefits. If employment is terminated as a result of Change in Control, then the Compensation Committee will consider severance plan actions.

Retirement

Keystone provides associates with a company matching 401(k) plan. Under the plan, the Company contributes 50 percent of the employee’s contribution. The employer contribution is capped at 2% of the employee’s compensation.

Compensation of Directors

Edward Orzetti, our only director who is also one of our executive officers, does not receive any additional compensation for service as a member of our Board of Directors. For information relating to compensation of Mr. Orzetti, see “Employment Arrangements and Other Compensation Arrangements” above.

All of our other directors (each a “non-employee director”), are directly affiliated with either Bain Capital or Advent International Corporation, two significant shareholders of Holdings, our parent corporation. None of the non-employee directors individually receive any compensation from us for serving on the Board. We have, however, entered into advisory agreements with each of Bain Capital and Advent International Corporation, pursuant to which we pay annual fees to these parties in amounts of approximately $1.5 million and $0.1 million, respectively. See “Certain Relationships and Related Transactions.”

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

Holdings owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings’ common stock as of December 30, 2006, by: (i) each person or entity who owns of record or beneficially 5% or more of any class of Holdings’ voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and named executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Keystone Automotive Operations, Inc., 44 Tunkhannock Avenue, Exeter, Pennsylvania 18643.

	Shares Benefically Owned (1)
	Class A Common Stock		Class L Common Stock (2)
Name	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Principal Shareholders:
Bain Capital Fund VII, L.P. and related entities (3)	70,482,857	78.3%	7,831,429	78.3%
Advent International Corporation (4)	10,285,715	11.4	1,142,858	11.4
Bear Stearns Merchant Capital II, L.P. (5)	5,142,857	5.7	571,429	5.7
Executive Officer and Directors:
Philip Avvisato (6)	577,536	*	64,170	*
Deborah Branden	—	—	—	—
Bryant Bynum (7)(8)	1,078,632	1.2	119,848	1.2
Paul Edgerley (9)	—	—	—	—
Anthony Fordiani (10)	577,536	*	64,170	*
Blair Hendrix (11)	—	—	—	—
Patrick Judge (12)	1,102,747	1.2	122,528	1.2
Richard Kovalick (13)	1,102,747	1.2	122,528	1.2
Seth Meisel (14)	—	—	—	—
Lawrence Montante (15)	706,293	*	78,477	*
Edward Orzetti	—	—	—	—
Richard Piontkowski (16)	1,155,444	1.3	128,382	1.3
James Ruby (17)	577,536	*	64,170	*
Joseph Sponholz	—	—	—	—
Robert Taylor (18)	—	—	—	—
Robert Vor Broker (19)	2,217,155	2.3	246,350	2.3
Stephen Zide (20)	—	—	—	—
Executive Officers and Directors as a group:
(17 Persons)	3,702,857	4.1	411,427	4.1

*	Represents less than 1%.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The Class L common stock is the same as the Class A common stock, except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

(3)	These shares are held by Bain Capital Fund VII, LLC (“BCF VII”), Bain Capital VII Coinvestment Fund, LLC (“BC Co-Invest”), BCIP Associates III, LLC (“BCIP III”), BCIP T Associates III, LLC (“BCIPT III”), BCIP Associates III-B, LLC (“BCIP III-B”), BCIP T Associates III-B, LLC (“BCIPT III-B”), Sankaty High Yield Partners II, L.P. (“Sankaty II”), Sankaty High Yield Partners III, L.P. (“Sankaty III”) and, together with BCF VII, BC Co-Invest, BCIP III, BCIPT III, BCIP III-B, BCIPT III-B and Sankaty II, the (“Bain Entities”). The address of the Bain Entities is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	These shares are held by Global Private Equity IV Limited Partnership (“Global IV”), Advent Partners II Limited Partnership (“Advent II”) and Advent Partners GPE-IV Limited Partnership (“Advent GPE” and, together with Global IV and Advent II, the “Advent Entities”). Advent International Corporation serves as manager of the Advent Entities and exercises sole voting and investment power over these shares. The address of the Advent Entities is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.

(5)	These shares are held by Bear Stearns Merchant Banking Partners II, L.P. (“BSMBP II”), Bear Stearns Merchant Banking Investors II, L.P. (“BSMBI II”), Bear Stearns MB-PSERS II, L.P. (“BS MB-PSERS”), The BSC Employee Fund III, L.P. (“BSC Employee Fund III”), and BSC Employee Fund IV, L.P. (“BSC Employee Fund IV” and, together with BSMBP II, BSMBI II, BS MB-PSERS and BSC Employee Fund III, the “Bear Stearns Entities”). Bear Stearns Merchant Capital II, L.P. is the general partner of each of the Bear Stearns Entities and exercises voting and investment control over the shares held by the Bear Stearns Entities. The address of the Bear Stearns Entities is c/o The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179.

(6)	Includes 320,393 shares of Class A common stock and 35,599 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(7)	Includes 718,632 shares of Class A common stock and 79,848 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(8)	Mr. Bynum resigned effective January 19, 2007.

(9)

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

(10)	Includes 320,393 shares of Class A common stock and 35,599 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(11)	Mr. Hendrix is a general partner of BCIP Associates III and BCIP Trust Associates III. In such capacities, Mr. Hendrix may be deemed to have a beneficial ownership in securities held by such entities. Mr. Hendrix disclaims beneficial ownership of any shares held by such entities. However, in such capacities he has a pecuniary interest in certain of the shares held by such entities. Mr. Hendrix address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(12)	Includes 434,176 shares of Class A common stock and 48,242 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(13)	Includes 434,176 shares of Class A common stock and 48,242 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(14)	Mr. Meisel is a vice president at Bain Capital. Mr. Meisel may be deemed to have a beneficial ownership in securities held by such entities. Mr. Meisel disclaims beneficial ownership of any shares held by such entities. However, in such capacities he has a pecuniary interest in certain of the shares held by such entities. Mr. Meisel’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(15)	Includes 449,150 shares of Class A common stock and 49,906 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(16)	Includes 898,302 shares of Class A common stock and 99,810 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(17)	Includes 320,393 shares of Class A common stock and 35,599 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(18)	Mr. Taylor is a Partner of Advent International Corporation and disclaims beneficial ownership of all shares held by the Advent Entities. Mr. Taylor’s address is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.

(19)	Includes 1,497,155 shares of Class A common stock and 166,350 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(20)	Mr. Zide is a managing director of BCI. Mr. Zide or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Zide is also a limited partner of BCP VII. In such capacities, Mr. Zide may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Zide disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Zide’s address is c/o Bain Capital NY, LLC, 745 Fifth Avenue, New York, New York 10151.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Pursuant to his employment agreement, Mr. Orzetti was entitled to be nominated as the sixth director of Holdings during his employment with the company.

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

Bain Capital Advisory Agreement

In connection with the Transaction, we entered into an advisory agreement with Bain Capital pursuant to which Bain Capital agrees to provide:

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

In exchange for these services, Bain Capital will receive:

•

an annual advisory services fee of $1.5 million through 2006 and, subject to the terms of the credit agreement governing the senior credit facilities, $3.0 million for each year thereafter, plus reasonable out-of-pocket fees and expenses; however, Bain Capital shall only be entitled to this advisory services fee in any given year to the extent that our Consolidated Adjusted EBITDA, as defined in the credit agreement, for that year would be greater than $52.7 million, after reducing such Consolidated Adjusted EBITDA by the amount of the fee (for example, if Consolidated Adjusted EBITDA were $53.7 million in a given year, Bain Capital would only be entitled to a $1.0 million advisory services fee for such year); provided that following fiscal 2007, this restriction will lapse if we generate a cumulative aggregate Consolidated Adjusted EBITDA of $158.0 million or more over any twelve consecutive fiscal quarters;

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

Other Affiliate Transactions

An affiliate of Bain Capital is a lender under the credit agreement governing our senior credit facilities and currently owns a portion of our Senior Subordinated Notes. The affiliate of Bain is also a lender under the new Term loan.

Board of Directors

The board is currently composed of 6 directors, none of which is likely to qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the NASDAQ Marketplace rules. Because affiliates of Bain Capital own more than 50% of the voting common stock of Holdings, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the NASDAQ Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The NASDAQ Stock Market LLC, including the requirements that the board of directors be composed of a majority of independent directors.

Item 14.	Principal Accountant Fees and Services

Audit and Audit-Related Fees

Aggregate fees recognized by the Company during the fiscal years ending December 30, 2006 and December 31, 2005 by its Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, are set forth below. The Audit Committee of the Company’s Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountants’ independence.

	2005	2006
Audit Fees (1)	$652,600	$621,367
Tax Fees (2)	413,470	—
All Other Fees (3)	1,500	1,500

Total aggregate fees billed	$1,067,570	$622,867

(1)	Includes fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and the review of financial statements, including the Company’s SEC filings. The fees are for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory or regulatory filings or engagements.

(2)	Includes fees and out-of-pocket expenses for tax compliance, tax advice, and tax planning services

(3)	Includes fees for the following software: Accounting, Auditing and Reporting Library.

Pre-Approval Policy

The Audit Committee has established policies on the pre-approval of audit and other services that the Independent Registered Public Accounting Firm may perform for the Company. The Audit Committee must pre-approve the annual audit fees payable to the Independent Registered Public Accounting Firm on an annual basis. The Audit Committee must also approve on a case-by-case basis their engagement for any other work to be performed for the Company that is not an integral component of the audit services, as well as the compensation payable to the Independent Registered Public Accounting Firm therefore.

All services provided by PricewaterhouseCoopers LLP in fiscal 2006 were pre-approved by the Audit Committee.

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

The following supplementary financial information is filed in this Form 10-K:

Financial Statement Schedule

The following financial statements are included in Item 8:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

(iii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended December 30, 2006, Year Ended December 31, 2005 and Year Ended January 1, 2005.

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 30, 2006, Year Ended December 31, 2005 and Year Ended January 1, 2005.

(v)	Consolidated Statements of Cash Flows for the Year Ended December 30, 2006, Year Ended December 31, 2005 and Year Ended January 1, 2005.

(vi)	Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Exhibit

2.1	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Attilla A. Kovach, Melinda R. Kovach, Laszlo A. Kovach and Blacksmith Distributing, Inc., incorporated by reference to Exhibit 2.1 to the Form 10-K filed on March 30, 2006.

2.2	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Robert L. Price, Gregory W. Doyle, Daniel E. Richardson, CID Mezzanine Capital, L.P. and Reliable Investments, Inc., incorporated by reference to Exhibit 2.2 to the 10-K filed on March 30, 2006.

2.3	Agreement and Plan of Merger by and among Keystone Automotive Distributors Inc. and Keystone Automotive Distributors Company, LLC, dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

3.1	Amended and Restated Articles of Incorporation of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4 filed on January 27, 2004.

3.1a	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1a to the Form S-4 filed on January 27, 2004.

3.1b	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1b to the Form S-4 filed on January 27, 2004.

3.1c	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1c to the Form S-4 filed on January 27, 2004.

3.2	By-laws of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.11 to the Form S-4 filed on January 27, 2004.

3.3	Limited Liability Company Certificate of Formation of Keystone Automotive Distributors Company, LLC, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

3.4	Operating Agreement of Keystone Automotive Distributors Company, LLC, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

4.1	Indenture dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the Guarantors party thereto and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Form S-4 filed on January 27, 2004.

4.2	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the subsidiaries of the Company party thereto, Banc of America Securities LLC and UBS Securities LLC, incorporated by reference to Exhibit 4.2 to the Form S-4 filed on January 27, 2004.

4.3	Supplemental Indenture by and among Keystone Automotive Operations, Inc., Keystone Automotive Distributors Company, LLC, and The Bank of New York, as Trustee incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

10.1	Credit Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Form S-4 filed on January 27, 2004.

10.2	Guarantee and Security Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., the Guarantors party thereto and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Form S-4 filed on January 27, 2004.

10.3	Holdings Term Loan Agreement dated as of October 30, 2003, by and Keystone Automotive Holdings, Inc., Bank of America, N.A. and UBS Loan Finance LLC, incorporated by reference to Exhibit 10.4 to the Form S-4 filed on January 27, 2004.

10.4	Stockholders Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the stockholders party thereto, incorporated by reference to Exhibit 10.5 to the Form S-4 filed on January 27, 2004.

10.5	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the Stockholders party thereto, incorporated by reference to Exhibit 10.6 to the Form S-4 filed on January 27, 2004.

10.6	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, and Robert Vor Broker, incorporated by reference to Exhibit 10.7 to the Form S-4 filed on January 27, 2004.

10.7	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Bryant Bynum, incorporated by reference to Exhibit 10.8 to the Form S-4 filed on January 27, 2004.

10.8	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Patrick Judge, incorporated by reference to Exhibit 10.9 to the Form S-4 filed on January 27, 2004.

10.9	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Richard Piontkowski, incorporated by reference to Exhibit 10.10 to the Form S-4 filed on January 27, 2004.

10.10	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Philip Avvisato, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.11	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Richard Kovalick, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.12	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Anthony Fordiani, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.13	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and James Ruby, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.14	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings and Lawrence Montante, incorporated by reference to Exhibit 10.11 to the Form S-4 filed on January 27, 2004.

10.141	Robert Vor Broker separation and option agreement as of February 13, 2006, incorporated by reference to the Company’s Report on Form 8-K filed on February 15, 2006.

10.142	Employment Agreement dated as of February 20, 2006 by and between Keystone Automotive Holdings and Edward H. Orzetti, incorporated by reference to the Company’s Report on Form 8-K filed on March 9, 2007.

10.143	Bryant P. Bynum separation and option agreement as of January 15, 2007.

10.15	2003 Transaction Bonus Plan of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 10.12 to the Form S-4 filed on January 27, 2004.

10.16	2003 Executive Stock Option Plan of Keystone Automotive Holdings, Inc., incorporated by reference to Exhibit 10.13 to the Form S-4 filed on January 27, 2004.

10.17	Advisory Agreement dated as of October 30, 2003 by and between Keystone Automotive Operations, Inc. and Bain Capital, LLC, incorporated by reference to Exhibit 10.14 to the Form S-4 filed on January 27, 2004.

10.18	Advisory Agreement dated as of October 30, 2003, by and between Keystone Automotive Operations, Inc. and Advent International Corporation, incorporated by reference to Exhibit 10.15 to the Form S-4 filed on January 27, 2004.

10.19	Contribution Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Merger Sub, Inc., and the Contributors named therein, incorporated by reference to Exhibit 10.16 to the Form S-4 filed on January 27, 2004.

10.20	Lease agreement for the Midwest warehouse incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 1, 2005.

10.21	Lease agreement for the West Coast warehouse incorporated by reference to Exhibit 10.21 to the Form 10-K filed on April 1, 2005.

10.22	Amendment Number 1 dated as of March 14, 2005, and effective April 1, 2005, to the Credit Agreement dated as of October 30, 2003 among Keystone Automotive Holdings, Inc., the Company, the lenders party there to and Bank of America, N.A., as Administrative Agent, Swing line lender and L/C Issuer, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2005.

10.23	Amendment Number 2 dated as of December 23, 2005, to the Credit Agreement dated as of October 30, 2003 (as amended by Amendment No. 1 to the Credit Agreement effective April 1, 2005) among Keystone Automotive Holdings, Inc., the Company, the lenders party there to and Bank of America, N.A., as Administrative Agent, Swing line lender and L/C Issuer, incorporated by reference to Exhibit 2.03 to the Company’ Report on Form 8-K filed on December 29, 2005.

10.24	Security Agreement Supplement dated as of February 24, 2006, between Keystone Automotive Distributors Company, LLC and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

10.25	Option Agreement by and between Keystone Automotive Holdings, Inc. and Edward Orzetti, incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 8-K/A filed on August 10, 2006.

10.26	Term Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., as Borrower, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 8-K filed on January 18, 2007.

10.27	Revolving Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., as Borrower, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein, incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 8-K filed on January 18, 2007.

14.1	Code of Ethics incorporated by reference to Exhibit 14.1 to the Form S-4 filed on January 27, 2004.

21.1	Subsidiaries of the registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended December 30, 2006, Year Ended December 31, 2005 and Year Ended January 1, 2005	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 30, 2006, Year Ended December 31, 2005 and Year Ended January 1, 2005	F-5

Consolidated Statements of Cash Flows for the Year Ended December 30, 2006, Year Ended December 31, 2005 and Year Ended January 1, 2005	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder of

Keystone Automotive Operations, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Keystone Automotive Operations, Inc. and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 29, 2007

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

( in thousands)

	December 31, 2005	December 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$8,172	$2,652
Trade accounts receivable, net of allowance for doubtful accounts of $2,160 and $2,370, respectively	53,329	53,805
Inventories	114,039	123,968
Deferred tax assets	4,463	7,139
Prepaid expenses and other current assets	4,442	6,982

Total current assets	184,445	194,546
Property, plant and equipment, net	51,863	52,363
Deferred financing costs, net	17,067	14,072
Goodwill	226,579	228,459
Capitalized software, net	1,585	479
Intangible assets	208,054	195,899
Other assets	2,148	2,665

Total Assets	$691,741	$688,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$53,262	$39,954
Accrued interest	3,252	4,132
Accrued compensation	6,142	6,803
Accrued expenses	17,392	12,204
Current maturities of long-term debt	10,470	1,500
Current maturities of capital leases	70	17

Total Current Liabilities	90,588	64,610
Long-term debt	350,030	372,830
Long-term capital leases	517	46
Other long-term liabilities	3,105	2,138
Deferred tax liabilities	60,536	61,164

Total Liabilities	504,776	500,788

Shareholders’ Equity
Common Stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	186,004	187,620
Accumulated income (deficit)	493	(387)
Accumulated other comprehensive income	468	462

Total Shareholders’ Equity	186,965	187,695

Total Liabilities and Shareholders’ Equity	$691,741	$688,483

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006
Net sales	$448,965	$509,106	$618,724
Cost of sales	(300,301)	(343,313)	(421,346)

Gross profit	148,664	165,793	197,378
Selling, general and administrative expenses	(114,443)	(136,094)	(164,134)
Net gain on sale of property, plant and equipment	—	16	150

Income from operations	34,221	29,715	33,394
Other income (expense):
Interest income	176	146	193
Interest expense	(25,113)	(26,943)	(35,000)
Other, net	216	10	(1)

Income (loss) before income tax	9,500	2,928	(1,414)
Income tax (expense) benefit	(3,799)	(1,097)	1,273

Net income (loss)	5,701	1,831	(141)
Other comprehensive income (loss):
Foreign currency translation	231	4	(6)

Comprehensive income (loss)	$5,932	$1,835	$(147)

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(in thousands)

	Accumulated Income (Deficit)	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 3, 2004	$(7,039)	$178,500	$233	$171,694
Repayment of capital contribution	—	(3,500)	—	(3,500)
Foreign currency translation	—	—	231	231
Net income	5,701	—	—	5,701

Balance, January 1, 2005	(1,338)	175,000	464	174,126

Capital contribution	—	11,000	—	11,000
Proceeds from stock options exercised	—	4	—	4
Foreign currency translation	—	—	4	4
Net income	1,831	—	—	1,831

Balance, December 31, 2005	493	186,004	468	186,965

SAB 108 cumulative effect adjustment, net (see Note 2)	(739)	—	—	(739)
Proceeds from stock options exercised	—	71	—	71
Non-cash stock based compensation	—	1,545	—	1,545
Foreign currency translation	—	—	(6)	(6)
Net income (loss)	(141)	—	—	(141)

Balance, December 30, 2006	$(387)	$187,620	$462	$187,695

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006
Cash flows from operating activities:
Net income (loss)	$5,701	$1,831	$(141)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,685	19,140	20,462
Deferred financing charges	2,815	2,762	2,995
Net gain on sale of property, plant and equipment	—	(16)	(150)
Deferred income taxes	(1,557)	(3,640)	(1,557)
Non-cash charges related to inventory fair value adjustment	3,518	1,021	—
Non-cash stock-based compensation	—	—	1,545
Other non-cash charges	(56)	174	(903)
Net change in operating assets and liabilities, net of acquisitions:
(Increase) in trade accounts receivable	(2,483)	(5,120)	(687)
(Increase) in inventory	(7,517)	(8,701)	(9,929)
Increase (decrease) in accounts payable and accrued liabilities	3,229	(5,861)	(18,446)
Increase (decrease) in other assets/liabilities	1,354	(2,046)	(3,064)

Net cash provided by (used in) operating activities	23,689	(456)	(9,875)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(90,201)	—
Purchase of property, plant and equipment	(4,417)	(5,942)	(8,361)
Capitalized software costs	(1,072)	(892)	(303)
Transaction and working capital settlement charges	(1,693)	(568)	(1,880)
Proceeds from sale of property, plant and equipment	2	63	1,019

Net cash used in investing activities	(7,180)	(97,540)	(9,525)
Cash flows from financing activities:
Cash overdraft	—	6,174	—
Borrowings under revolving line-of-credit	—	43,400	24,300
Repayments under revolving line-of-credit	—	(43,400)	—
Borrowings under long-term debt	—	90,000	—
Principal repayments on long-term debt	(7,500)	(12,002)	(10,470)
Payments for deferred financing costs	(777)	(1,436)	—
Proceeds from stock options exercised	—	4	71
Capital contribution	—	11,000	—
Repayment of capital contribution	(3,500)	—	—

Net cash (used in) provided by financing activities	(11,777)	93,740	13,901

Net effects of exchange rates on cash	106	38	(21)

Increase (decrease) in cash and cash equivalents	4,838	(4,218)	(5,520)
Cash and cash equivalents, beginning of period	7,552	12,390	8,172

Cash and cash equivalents, end of period	$12,390	$8,172	$2,652

Supplemental disclosures
Interest paid	$25,021	$26,930	$34,978
Income taxes paid	$4,760	$4,661	$5,817

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive parts and accessories, operating in the eastern, central and western regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 23,500 customers. The Company’s wholesale operations include an electronic service strategy allowing its customers access to its proprietary electronic catalog, as well as the ability to view inventory and place orders. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

Prior to October 30, 2003, approximately 73.2% of the outstanding common stock was owned by Littlejohn & Co., LLC (“Littlejohn”), General Electric Capital Corporation (“GECC”) and Advent International Corporation and its affiliates (“Advent”).

On October 30, 2003 in a series of transactions, a newly formed holding Company, Keystone Automotive Holdings, Inc. (“Holdings”), owned by Bain Capital Partners, LLC (“Bain Capital”), its affiliates, co-investors and management, acquired all of the Company’s outstanding capital stock for a purchase price of $441.3 million. The aggregate cash costs, together with funds necessary to refinance certain existing indebtedness of the Company and associated fees and expenses, were financed by equity contributions of $179 million from Holdings, new senior credit facilities in the amount of $115 million and the issuance and sale of $175 million of 9.75% Senior Subordinated Notes (the “Notes”) due 2013. The purchase of the Company by Holdings is referred to as “the Transaction,” hereafter.

The acquisition of our Company by Holdings was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The allocation resulted in an excess purchase price of $322.2 million. Fair value adjustments to inventory and property, plant and equipment were $13.3 million and $26.6 million, respectively. Additionally, $209.0 million was allocated to identifiable intangible assets and $180.5 million to goodwill, partially offset by deferred taxes of $107.2 million.

The factors that contributed to the excess purchase price and resulting goodwill included the Company’s market position, distribution network and workforce. As a result of these factors, the majority of the goodwill has been assigned to the Distribution segment. The Company does not expect any of the goodwill recognized as a result of the Transaction to be deductible for income tax purposes.

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

The accompanying balance sheets at December 31, 2005 and December 30, 2006 and statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and of cash flows for the year ended January 1, 2005, the year ended December 31, 2005 and the year ended December 30, 2006 are prepared on the Successor basis of accounting for the Transaction described above.

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

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Blacksmith Acquisition. “Other Intangible Assets” mainly represents the fair value of customer and vendor agreements that will be amortized on a straight-line basis over 17 years. The Company has not included pro forma information as it was deemed immaterial. The Company finalized the allocation of the purchase price as of December 31, 2005, as follows:

(in thousands)
Cash	$175
Accounts receivable	3,520
Finished goods inventory	5,432
Other assets	182
Fixed assets	1,052
Other intangible assets	6,001
Goodwill	18,157
Accounts payable and other accruals	(3,809)

Purchase price	$30,710

On December 23, 2005 pursuant to a Stock Purchase Agreement dated November 11, 2005, as amended by the Amendment to the Stock Purchase Agreement dated December 13, 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. (“Reliable”) for an aggregate consideration of $60.1 million, consisting of $49.1 million in cash and $11.0 million of fair value in notes (“Reliable Acquisition”). In December 2005, Holdings obtained $11 million in notes in order to fund the difference in the Reliable Acquisition between the amount received from the Company in cash and the aggregate consideration of the purchase price. The notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The notes require payment by Holdings prior to the maturity date in certain circumstances.

The primary benefit received from the Reliable Acquisition was access to new customers, the ability to consolidate most of Reliable’s overhead into the Company’s infrastructure and to expand operations in the West Coast and Southeast regions. The results of operations for the Reliable Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Reliable Acquisition. “Other Intangible Assets” mainly represents the fair value of customer agreements that will be amortized on a straight-line basis over 20 years. The Company has finalized the allocation of the purchase price, as follows:

(in thousands)
Accounts receivable	$11,314
Finished goods inventory	27,521
Other assets	497
Fixed assets	1,626
Other intangible assets	17,000
Goodwill	29,859
Accounts payable and other accruals	(27,728)

Purchase price	$60,089

The following unaudited pro forma statements of operation data present the information for the fiscal year ending December 31, 2005 as if the Reliable Acquisition had occurred as of January 2, 2005:

(in thousands)	December 31, 2005
Net sales	$636,589
Income (loss) before income tax	(544)
Net income (loss)	$(342)

2.	Recent Accounting Pronouncements

In June of 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”) “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” This consensus relates to taxes such as sales, use, value added and some excise taxes and provides for additional disclosure related to the Company’s accounting policy for presentation of such taxes on the income statement. The Company is currently reviewing the requirements of EITF 06-3, which are effective for interim and annual reporting periods beginning after December 15, 2006. As EITF 06-3 only requires additional disclosure, it is not expected to have a material impact on the Company’s financial statements.

On July 17, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes and Related Implementation Issues.” FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109 (“SFAS 109”) “Accounting for Income Taxes.” It requires that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merit. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of reviewing the potential impact of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on its financial statements.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements to Current Year Financial Statements.” SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company’s 2006 fiscal year. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits initial adoption of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company has determined that a portion of non-promotional vendor rebates (see Vendor Allowances below), which have historically been credited to cost of sales should also have reduced the carrying value of ending inventory. The following table presents the effect of the adjustment.

(in thousands)	Cumulative Effect Prior to January 3, 2004	Year Ending January 1, 2005	Year Ending December 31, 2005	Adjustment Recorded as of January 1, 2006
Inventory adjustment for vendor rebates	$0.6	$0.3	$0.3	$1.2
Less: tax effect (deferred taxes)	0.3	0.1	0.1	0.5

Impact on net income	$0.3	$0.2	$0.2

Impact on retained earnings				$0.7

The Company has concluded that the prior year errors were immaterial to all periods ending prior to October 1, 2006. While these amounts are considered immaterial to prior periods, they have been corrected as a reduction to inventory and as a cumulative effect adjustment to retained earnings of $0.7 million, after tax, under SAB 108, as of January 1, 2006. The Company elected to apply the provisions of SAB 108 as recording these amounts in 2006 as out-of-period adjustments would have had a material effect on the Company’s current results of operations.

In February of 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of this standard.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. Fiscal years 2006, 2005 and 2004 were comprised of 52 weeks.

Cash and Cash Equivalents

Short-term investments, with original maturities of three months or less, are considered cash equivalents.

Accounts Receivable

Accounts receivable result from sales of goods or services on terms that provide for future payment. They are created when an invoice is generated and are reduced by payments received. Accounts receivable are primarily comprised of amounts due from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing our accounts receivable and evaluating individual customer receivables, considering customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

A roll forward of our allowance account is as follows:

(in thousands)	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006
Balance at beginning of year	$540	$476	$2,160
Additions related to acquisitions	—	1,479	—
Additions charged to earnings	1,211	1,284	2,344
Charge-offs, net of recoveries	(1,275)	(1,079)	(2,134)

Balance at end of year	$476	$2,160	$2,370

Vendor Allowances

Cost of sales includes product cost, net of earned promotional and non-promotional vendor rebates, discounts and allowances. In November 2002, the FASB reached a consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF No. 02-16”). EITF No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. This consensus is generally effective for new and modified agreements subsequent to December 31, 2002. The Company recognizes vendor rebates, discounts and allowances based on the terms of written agreements.

The Company has determined that a portion of non-promotional vendor rebates described above, which have historically been credited to cost of sales should have reduced the carrying value of ending inventory. The following table presents the effect of the adjustment.

(in thousands)	Cumulative Effect Prior to January 3, 2004	Year Ending January 1, 2005	Year Ending December 31, 2005	Adjustment Recorded as of January 1, 2006
Inventory adjustment for vendor rebates	$0.6	$0.3	$0.3	$1.2
Less: tax effect (deferred taxes)	0.3	0.1	0.1	0.5

Impact on net income	$0.3	$0.2	$0.2

Impact on retained earnings				$0.7

While these amounts are considered immaterial to prior periods, they have been corrected as a reduction to inventory and as a cumulative effect adjustment to retained earnings of $0.7 million, after tax, under SAB 108, as of January 1, 2006. The Company elected to apply the provisions of SAB 108 as recording these amounts in 2006 as out-of-period adjustments would have had a material effect on the Company’s current results of operations.

Cost of sales also includes excess vendor credits received for providing promotional activities in accordance with EITF No. 02-16. Due to the timing of when these promotional agreements were signed, EITF No. 02-16 did not have a material impact on the Company until the year ended January 1, 2005. The Company has included $5.0 million, $5.0 million and $7.4 million in excess vendor credits as a reduction in cost of sales for the years ended January 1, 2005, December 31, 2005 and December 30, 2006, in accordance with the EITF No. 02-16. Certain agreements have several year terms, thus requiring recognition over an extended period.

Inventory Valuation

Inventories, consisting primarily of new purchased auto parts and accessories, are valued at the lower of cost or market and are stated on the average cost method. The Company’s reported inventory cost consists of the cost of the product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company’s reported inventory cost is reduced for the impact of vendor rebates for the years ended December 31, 2005 and December 30, 2006 related to the performance of promotional activities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful life of the assets, which ranges from 15 to 40 years for building and improvements, 3 to 7 years for machinery and equipment, 7 to 10 years for office furniture and fixtures and 3 to 7 years for transportation equipment. Improvements that significantly extend the useful life are capitalized, while maintenance and repair costs are expensed as incurred. Upon retirement or other disposition, asset cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current operations.

Goodwill

Effective December 30, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An initial test was completed in connection with the adoption of SFAS No. 142, which concluded there was no impairment. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit’s goodwill is less than its carrying amount, goodwill would be considered impaired. The Company did not incur any impairment charges in connection with its annual impairment tests conducted as of December 31, 2005 and December 30, 2006.

The following table displays changes in the carrying amount of goodwill:

(in thousands)	Distribution	Retail	Total
Successor:
Balance as of January 1, 2005	$166,873	$13,600	$180,473
Working capital adjustment for the Blacksmith Acquisition	286	—	286
Transaction related costs for the Blacksmith Acquisition	153	—	153
Transaction related goodwill for the Blacksmith and Reliable Acquisitions	45,667	—	45,667

Balance as of December 31, 2005	$212,979	$13,600	$226,579
Working capital adjustment for the Reliable Acquisition	30	—	30
Transaction related costs for the Reliable Acquisition	1,850	—	1,850

Balance as of December 30, 2006	$214,859	$13,600	$228,459

Capitalized Software and Website Development Costs

The Company, in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, capitalizes certain direct development costs associated with internal use software, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are being amortized over the expected lives of the projects when they become operational, not to exceed five years. All costs incurred during the preliminary project stage, as well as maintenance and training costs for the development of internal use software or of the Company’s website, are expensed as incurred.

Amortization of capitalized software and website development costs charged to operations was $0.9 million, $0.4 million and $0.5 million for the years ended January 1, 2005, December 31, 2005 and December 30, 2006, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including definite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes occur, the Company estimates the fair value of the asset primarily from discounted cash flows and, if applicable, the eventual disposition of the assets and compare that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, the Company will accelerate depreciation to match the revised useful life of the asset. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such an asset are less than its carrying value.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Subsequent to the Transaction, the Company has floating and fixed rate borrowings. The fair value of the Company’s $360.5 million in debt outstanding as of December 31, 2005 was $336.5 million and of the $374.3 million in debt outstanding as of December 30, 2006, the fair value was $348.5 million.

Deferred Financing Costs

The Company incurs financing fees in conjunction with the issuance of new debt. These fees are capitalized and amortized, using the interest method, over the life of the related debt. In the first quarter of 2007, the Company will write-off approximately $6.1 million of deferred financing costs associated with the extinguishment of the debt existing at December 30, 2006.

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

On May 20, 2004, options to acquire approximately 11.2 million shares of Class A common stock and 1.2 million shares of Class L common stock of Holdings were issued to certain of the Company’s employees. For these shares, the weighted average price of Class L Common Options is $32.04 and the weighted average price of Class A Common Options is $0.39. Prior to January 1, 2006, as permitted by FAS No. 123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation using the minimum value method described in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. The number of shares of Common Stock issued under the Plan shall not exceed, in aggregate, 14,971,572 shares of Class A Common and 1,663,508 shares of Class L Common. In accordance with APB 25, compensation cost for stock options was recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, the Company also adopted the disclosure provisions of FAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.

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

On July 19, 2006, the Company issued options to new and existing management to purchase 171,210 shares of Class L common stock at an exercise price of $21.20 per share and 1,540,890 shares of Class A common stock at an exercise price of $0.7044 per share. The new options are in three separate tranches which are subject to a time vesting schedule.

For purposes of determining the fair value of new stock option awards, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

2006
Dividend yield	0%
Volatility	25.70%
Risk free interest rate	5.07%
Remaining estimated lives (years) at December 30, 2006	2.25

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

The risk free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock option awards as of December 30, 2006, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2005	1,209,811
Granted	166,351
Exercised	—
Forfeited	(339,356)
Outstanding, April 1, 2006	1,036,806	$32.04	3.0 years
Exercisable, April 1, 2006	514,534	$32.04	3.0 years
Outstanding, April 1, 2006	1,036,806
Granted	408,223
Exercised	(2,305)
Forfeited	(6,566)
Outstanding, July 1, 2006	1,436,158	$28.96	2.75 years
Exercisable, July 1, 2006	510,986	$32.04	2.75 years
Outstanding, July 1, 2006	1,436,158
Granted	171,210
Exercised	—
Forfeited	—
Outstanding, September 30, 2006	1,607,368	$28.13	2.50 years
Exercisable, September 30, 2006	510,986	$32.04	2.50 years
Outstanding, September 30, 2006	1,607,368
Granted
Exercised	(562)
Forfeited	(3,874)
Outstanding, December 30, 2006	1,602,932	$28.12	2.25 years
Exercisable, December 30, 2006	680,640	$32.04	2.25 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2005	10,888,296
Granted	1,497,155
Exercised	—
Forfeited	(3,054,194)
Outstanding, April 1, 2006	9,331,257	$0.39	3.0 years
Exercisable, April 1, 2006	4,630,794	$0.39	3.0 years
Outstanding, April 1, 2006	9,331,257
Granted	3,674,007
Exercised	(20,742)
Forfeited	(59,108)
Outstanding, July 1, 2006	12,925,414	$0.48	2.75 years
Exercisable, July 1, 2006	4,598,855	$0.39	2.75 years
Outstanding, July 1, 2006	12,925,414
Granted	1,540,889
Exercised	—
Forfeited	—
Outstanding, September 30, 2006	14,466,303	$0.51	2.50 years
Exercisable, September 30, 2006	4,598,855	$0.39	2.50 years
Outstanding, September 30, 2006	14,466,303
Granted
Exercised	(5,055)
Forfeited	(34,869)
Outstanding, December 30, 2006	14,426,379	$0.51	2.25 years
Exercisable, December 30, 2006	6,125,752	$0.39	2.25 years

Aggregate Intrinsic Value of A’s and L’s
(in thousands)
Outstanding December 30, 2006	$2,783
Exercisable December 30, 2006	$1,851

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the calculated stock price as of December 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2006.

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

Revenue is reduced at the time of the sale for estimated sales returns based on historical experience. The Company reviews sales returns and maintains a reserve for sales returns based on historical trends. If returns were to increase, additional reserves could be required.

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

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2005 and December 30, 2006 consist of the following:

(in thousands)	December 31 2005	December 30 2006
Prepaid income tax	$—	$3,531
Prepaid expense	2,945	2,166
Deposit	1,497	1,285

Total	$4,442	$6,982

5.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and December 30, 2006 consist of the following:

(in thousands)	December 31, 2005	December 30, 2006
Land	$4,252	$4,263
Buildings and improvements	30,535	30,596
Machinery and equipment	8,943	15,189
Office furniture and fixtures	4,105	3,436
Transportation equipment	17,350	18,900

Total	65,185	72,384
Less: Accumulated depreciation	(13,322)	(20,021)

Net property, plant and equipment	$51,863	$52,363

Depreciation expense for the years ended January 1, 2005, December 31, 2005 and December 30, 2006 amounted to $5.8 million, $6.7 million and $7.3 million, respectively. Included in cost of sales is less than $0.1 million of depreciation expense.

6.	Intangible Assets

The Transaction, the Blacksmith Acquisition and the Reliable Acquisition were accounted for as purchases in accordance with SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the estimated acquisition consideration was allocated to the Company’s assets and liabilities, including identified intangible assets with finite lives, which will be amortized over those lives. Any remaining consideration was allocated to goodwill. These fair value adjustments, which are reflected in our financial statements, were based upon an assessment of value of our intangible assets by management and an independent third party appraisal firm. The purchase price allocation included the following intangible assets being reflected in our financial statements at December 31, 2005 and December 30, 2006:

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at December 31, 2005
Retail trade name —A&A	$3,000	30	$(217)	$2,783
eServices trade name — DriverFX.com	1,000	15	(144)	856
Wholesale trade name — Keystone	50,000	30	(3,611)	46,389
Vendor agreements	60,249	17	(7,656)	52,593
Customer relationships - Reliable	17,000	20	—	17,000
Customer relationships - Keystone	100,752	17	(12,319)	88,433

Total intangibles, net	$232,001		$(23,947)	$208,054

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at December 30, 2006
Retail trade name —A&A	$3,000	30	$(317)	$2,683
eServices trade name — DriverFX.com	1,000	15	(211)	789
Wholesale trade name — Keystone	50,000	30	(5,278)	44,722
Vendor agreements	60,249	17	(11,200)	49,049
Customer relationships - Reliable	17,000	20	(850)	16,150
Customer relationships - Keystone	100,752	17	(18,246)	82,506

Total intangibles, net	$232,001		$(36,102)	$195,899

The estimated annual amortization expense related to these intangible assets for each of the five succeeding fiscal years is estimated to be $12.2 million per year.

The aggregate amortization expense for the years ending January 1, 2005, December 31, 2005 and December 30, 2006 are $11.0 million, $11.2 million and $12.2 million, respectively.

7.	Accrued Expenses

The Company carries a high deductible for workers’ compensation, automotive and general liability claims up to certain retention levels. As of December 31, 2005 and December 30, 2006, the Company estimated its liability for these claims to be $1.6 million and $2.3 million, respectively, of which $1.2 million and $2.0 million, respectively, are classified in other accrued expenses and $0.4 million is classified in other long-term liabilities.

8.	Debt

As part of the Transaction, the Company entered into a secured Credit Agreement that provides for a Revolving Credit Facility and a Term Loan Facility with a group of lenders. The terms of the secured Credit Agreement include restrictions on investments, capital expenditures, dividends and certain other payments, and require the Company to meet certain financial covenants. All of the Company’s assets are pledged as collateral under the secured Credit Agreement.

On April 1, 2005, the Company entered into Amendment No. 1 to the Credit Agreement dated as of October 30, 2003 among Holdings, the Company, the Lenders party thereto and Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (the “Amendment No. 1”). The Amendment No. 1 modified the term loans then outstanding under the Credit Agreement (the “Term Loans”) with a new class of term loans designated as “Term B Loans”. The aggregate principal amount of the Term B Loans was equal to the aggregate principal amount of the Term Loans previously outstanding under the Credit Agreement on the effective date of the Amendment. The Term B Loans have terms, rights and obligations materially identical to the Term Loans except that the rates for borrowing under the Term B Loans bear interest at a rate of 2.0% percent over LIBOR and 1.0% percent over base rates and mature in 2009, as compared to 2.75% over LIBOR and 1.75% over base rates. In addition, the Amendment No. 1 amended related definitions and contained immaterial modifications to various other provisions of the Credit Agreement.

On December 23, 2005, the Company entered into Amendment No. 2 to the Credit Agreement dated as of October 30, 2003. Amendment No. 2 added Reliable and its subsidiaries as “Guarantors” under the Credit Agreement and the Security Agreement amended certain financial covenants in the Credit Agreement. The Amendment No. 2 effects the addition of a new tranche of term loans of $90 million under the Credit Agreement designated as “Term C Loans”. The rates for borrowing under the Term C Loans shall initially be 2.5% per annum over the Eurodollar Rate (as defined in the Credit Agreement) and 1.5% per annum over the Base Rate (as defined in the Credit Agreement). The Term C Loans shall amortize on a quarterly basis commencing April 1, 2006 and shall mature on October 30, 2010.

The Revolving Credit Facility provides for borrowings of up to $50 million for working capital needs and for permitted acquisitions. The Revolving Credit Facility bears an interest rate on borrowings of LIBOR plus 3.25%. The Revolving Credit Facility expires in 2008 and carries a commitment fee of 0.75% per year when the Company’s Leverage Ratio is greater than 4.25 to 1.0 and 0.5% per year when the Leverage Ratio is equal to or less than 4.25 to 1.0. There was no balance outstanding on the Revolving Credit Facility as of December 31, 2005. As of December 30, 2006, $24.3 million was drawn on the revolver. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries. At December 30, 2006, the Company had a covenant calculation violation on our debt, which was subsequently cured by the refinancing and replacement of the debt with the new debt described below.

On January 12, 2007, Keystone Automotive Operations, Inc. (“the Company”) entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Keystone Automotive Holdings, Inc., the Company’s parent (“Holdings”); the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and together with the Term Loan, the “Agreements”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Agreements effect a refinancing and replacement of the Company’s existing credit agreement dated October 30, 2003, in order to provide the Company with greater operational flexibility and liquidity to meet its growth and operational goals. Bain is entitled to receive a 1% transaction fee for the refinancing of the debt. Bain waived its rights to receive a transaction fee with respect to the refinancing of the indebtedness.

In the first quarter of 2007, the Company will write-off approximately $6.1 million of deferred financing costs associated with the extinguishment of the debt existing at December 30, 2006.

The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company, and matures on the fifth anniversary of the date of execution. The applicable margin on the Term Loan is 3.50% over LIBOR. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and Guarantors and a second priority security interest in the Company’s receivables and inventory.

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on the fifth anniversary of the date of execution. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and Guarantors.

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

Debt balances at December 31, 2005 and December 30, 2006 are as follows:

(in thousands)	December 31, 2005	December 30, 2006
Term B loan facility	$95,500	$85,705
Term C loan facility	90,000	89,325
Revolving credit facility	—	24,300
Senior subordinated notes due 2013	175,000	175,000

	360,500	374,330
Less: current portion	10,470	1,500

Total long-term debt	$350,030	$372,830

The current portion of long-term debt consists of scheduled payments to be made during the next fiscal year.

Maturities of long-term debt are as follows:

(in thousands)
2007	1,500
2008	2,000
2009	2,000
2010	2,000
2011	2,000
Thereafter	371,700

$381,200

The maturity table reflects the debt refinancing that occurred on January 12, 2007.

The balance of the amount includes principal repayments under the Company’s Term Loan Facilities. The Company believes that it has the ability to obtain additional financing, if necessary, to ensure repayment of these amounts.

The secured Credit Agreement includes a provision that requires the Company to prepay a portion, or all, of its borrowings under the Term Loan Facility with the proceeds received from certain events, including the sale of assets, the issuance of debt, equity or obtaining replacement financing. The secured Credit Agreement also requires a prepayment if the Company has “excess cash flow” as defined in the agreement. The Company made prepayments for the years ended December 31, 2005 and December 30, 2006 of $7.0 million and $0 million, respectively.

9.	Income Taxes

For the years ended January 1, 2005, December 31, 2005 and December 30, 2006 income tax expense is comprised of the following components:

(in thousands)	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006
Current:
Federal	$3,520	$751	$(268)
State	1,664	3,773	211
Foreign	172	213	341

Total current	5,356	4,737	284

Deferred:
Federal	(293)	1,623	57
State	(1,278)	(5,268)	(1,395)
Foreign	14	5	(219)

Total deferred	(1,557)	(3,640)	(1,557)

Total income tax expense	$3,799	$1,097	$(1,273)

The differences between the tax expense from earnings reflected in the financial statements and the amounts calculated at the federal statutory income tax rate are as follows:

(in thousands)	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006
Income taxes at federal statutory rate	$3,325	$1,025	$(503)
State and Canadian provincial income tax, net of federal benefit	289	(121)	(233)
True-up of income tax liability - federal and state	—	175	(537)
Other	185	18	—

Total income tax expense	$3,799	$1,097	$(1,273)

As of December 30, 2006, the Company has state net operating loss carryforwards of $69.9 million that expire over the period from 2010 through 2026.

The following are the significant components of the Company’s deferred income tax assets and liabilities at December 31, 2005 and December 30, 2006:

(in thousands)	December 31, 2005	December 30, 2006
Deferred tax assets:
Accounts receivable	$208	$584
Inventory	1,967	3,615
Net operating losses	2,571	3,807
Accrued expenses	1,559	2,596
Other	734	1,031

	7,039	11,633

Deferred tax liabilities:
Property, plant and equipment	(10,778)	(9,776)
Intangible assets	(52,334)	(55,882)

	(63,112)	(65,658)

Net deferred tax asset (liability)	$(56,073)	$(54,025)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 30, 2006.

10.	Common Stock

As of December 31, 2005 and December 30, 2006, the 1,000 shares of the Company’s common stock issued and outstanding were owned by Holdings. The Company’s common stock has a par value of $ 0.01 per share. In conjunction with the Transaction, Holdings contributed $179.0 million of capital to the Company. Of the $179.0 million, $3.5 million, which was used to pay a portion of the purchase price, is related to the value of certain future tax benefits associated with the Transaction. During the year ended January 1, 2005, the Company returned the $3.5 million in capital contributions to Holdings. In December 2005, Holdings issued $11 million in notes in order to fund the difference in the Reliable Acquisition between amounts received from the Company in cash and the aggregate consideration of the purchase price. The notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The notes require payment by Holdings prior to the maturity date in certain circumstances.

As of December 31, 2005, Holdings had 90,001,894 shares of Class A and 10,000,210 shares of Class L common stock issued and outstanding. As of December 30, 2006, Holdings had 90,027,691 shares of Class A and 10,003,077 shares of Class L common stock issued and outstanding. Class A and Class L common stock are the same, except that Class L common stock is entitled to a preference over Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

Prior to the Transaction, the Company had 29.8 million shares of Common Stock authorized, with 11,262,081 shares issued and outstanding as of December 28, 2002. Common Stock had a par value of $0.01 per share.

11.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates five operating segments that are economically similar, share a common class of customers and distribute the same products. The key to this segment of our business is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 19 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 425 trucks that provide multi-day per week delivery and returns along over 273 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution Segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail Operations

The Retail Operations segment of our business operates 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement parts, as well as specialty parts, to consumers and are primarily located in stand-alone facilities. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, the Company believes that our retail operations allow us to stay close to end-consumer and product merchandising trends. Due to many of the A&A Stores’ close proximity to the Exeter warehouse distribution center, the full range of SKUs carried at Exeter are delivered within 24 hours to any of our retail locations. A&A Stores purchase their inventory from the Distribution segment.

The financial information for the two reportable segments is as follows:

(in thousands)	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006
Net Sales
Distribution	$440,751	$501,824	$612,210
Retail	27,973	26,847	24,418
Elimination	(19,759)	(19,565)	(17,904)

Total	$448,965	$509,106	$618,724

Interest income
Distribution	$(176)	$(146)	$(173)
Retail	—	—	(20)

Total	$(176)	$(146)	$(193)

Interest expense
Distribution	$25,113	$26,943	$35,000
Retail	—	—	—

Total	$25,113	$26,943	$35,000

Depreciation & amortization
Distribution	$18,371	$18,848	$20,204
Retail	314	292	258

Total	$18,685	$19,140	$20,462

Income tax expense (benefit)
Distribution	$3,918	$1,458	$(678)
Retail	(119)	(361)	(595)

Total	$3,799	$1,097	$(1,273)

Net income (loss)
Distribution	$5,879	$2,433	$653
Retail	(178)	(602)	(794)

Total	$5,701	$1,831	$141

(in thousands)	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006
Capital Expenditures
Distribution	$3,903	$5,916	$8,361
Retail	514	26	—

Total	$4,417	$5,942	$8,361

(in thousands)	December 31, 2005	December 30, 2006
Total Assets
Distribution	$663,680	$660,630
Retail	28,061	27,853

Total	$691,741	$688,483

For the years ended January 1, 2005, December 31, 2005 and December 30, 2006, net sales in the United States represent approximately 88%, 90% and 90% of net sales, respectively. At December 31, 2005 and December 30, 2006, approximately 99% of long-lived assets are in the United States.

No customer accounted for more than 1.7% of sales for the years ended January 1, 2005, December 31, 2005 and December 30, 2006.

12.	Employee Benefits

The Company maintains a defined contribution plan qualifying under Internal Revenue Code Section 401(k). The employer contributes 50 percent of the employee’s contribution. The employer contribution is capped at 2 percent of the employee’s compensation. The employee may contribute up to statutory limits of their compensation. All employees are eligible to participate after six months of service. The total Company contributions for the years ended January 1, 2005, December 31, 2005 and December 30, 2006 were $0.5 million, $0.6 million and $0.7 million, respectively.

On October 30, 2003, the Company adopted our 2003 Executive Stock Option Plan under which employees and directors of Keystone or its subsidiaries may be granted options to purchase shares of Holdings’ authorized but unissued Class A and Class L common stock. The Plan is administered by the Board of Directors, or to the extent permitted by law, a committee designated by Holdings’ board. A total of 14,971,572 shares of Holdings’ Class A common stock and 1,663,508 shares of Holdings’ Class L common stock (as adjusted pursuant to terms of the plan) have been approved for issuance under the Plan. As of December 31, 2005, options issued and outstanding are 10,888,296 shares of Class A common stock and 1,209,811 shares of Class L common stock. As of December 30, 2006, options issued and outstanding are 14,426,379 shares of Class A common stock and 1,602,932 shares of Class L common stock.

13.	Related Party Transactions

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges related to the disposal of the ATV retail business, racing sponsorship fees and management relocation costs. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses, which is included as part of the purchase price and deferred financing costs, related to the Transaction. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Included in accrued expenses at December 31, 2005 and December 30, 2006 are $1.5 million and $1.5 million of annual advisory fees, respectively, due to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction, should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. At December 31, 2005 and December 30, 2006, there is nothing included in accrued expenses for Advent annual advisory fees.

The Company has transactions in the normal course of business with one of its principal stockholders affiliated companies. Included in selling, general and administrative expense for the years ending January 1, 2005, December 31, 2005 and December 30, 2006 is approximately $0.2 million for office supplies purchased from Staples. Included in the accounts payable at December 31, 2005 and December 30, 2006 is less than $0.2 million due to the affiliates.

14.	Leases

The Company leases certain warehouse facilities, retail stores, transportation equipment and machinery under various non-cancelable operating lease agreements. Lease terms generally range from 2 to 10 years, with options to renew at various times.

Future minimum payments by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 30, 2006:

Years
2007	$8,319
2008	6,852
2009	6,070
2010	3,959
2011	2,302
Thereafter	7,009

$34,511

Rental expense for all operating leases was $2.7 million, $3.8 million and $6.5 million for the years ended January 1, 2005, December 31 2005 and December 30, 2006, respectively.

The following is an analysis of the leased property under capital leases by major classes:

(in thousands)	Asset Balances at December 30, 2006
Classes of Property:
Office furniture and fixtures	$21
Less: Accumulated amortization	(4)

$17

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 30, 2006:

Years
2007	$25
2008	25
2009	25
2010	4
2011	—
Thereafter	—

Total future minimum lease payments	79
Less: Amount representing interest	23

Present value of net minimum lease payments	$56

15.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations or cash flows.

16.	Subsequent Event

Bryant P. Bynum, Executive Vice President and Chief Financial Officer, announced his resignation effective January 19, 2007. Effective January 22, 2007, Don Grimes was appointed to the position of Executive Vice President and Chief Financial Officer.

The terms of Mr. Bynum’s separation agreement provide for a lump sum payment of $272,336, which is equal to one year’s base salary. He will also receive $108,934, 50% of which is due on the second day after we file our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and the remainder shall be payable on February 28, 2008. The agreement provides for continuation of Mr. Bynum’s disability and life insurance benefits and access to COBRA health insurance coverage through February 28, 2008. The agreement also provides for the termination of Mr. Bynum’s existing stock options as of February 28, 2007, and for the issuance of 86,502 shares of options to purchase Class L common stock and 778,518 shares of options to purchase Class A common stock. In addition, the agreement contains a 12 month covenant not to compete.

On January 12, 2007, the Company entered into a $200.0 million Term Credit Agreement and a $125.0 million Revolving Credit Agreement. Both mature on the fifth anniversary of the date of execution. These agreements replace the existing credit agreements, and provide the Company greater operational flexibility and liquidity to meet its growth and operational goals. See Footnote 8 – Debt.

As disclosed on our Current Report on Form 8-K filed on March 27, 2007, Richard Piontkowski announced his resignation as our Senior Vice President of Sales effective March 21, 2007. We expect to enter into a separation agreement, the terms of which have not yet been finalized.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2007

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

By:	/s/ Edward H. Orzetti
Name:	Edward H. Orzetti Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 29, 2007.

Signature	Title

/s/ Edward H. Orzetti	Principal Executive Officer

/s/ Donald T. Grimes	Executive Vice President and Chief Financial Officer

/s/ Paul Edgerley	Director

/s/ Seth Meisel	Director

/s/ Blair Hendrix	Director

/s/ Robert Taylor	Director

/s/ Stephen Zide	Director