Form 10-Q
period 2007-03-31
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2007-05-15
CIK 1058198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 15, 2007, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 30, 2006	March 31, 2007
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$2,652	$6,458
Trade accounts receivable, net of allowance for doubtful accounts of $2,370 and $2,379, respectively	53,805	60,044
Inventories	123,968	139,282
Deferred tax assets	7,139	8,902
Prepaid expenses and other current assets	6,982	9,367

Total current assets	194,546	224,053

Property, plant and equipment, net	52,363	52,532
Deferred financing costs, net	14,072	13,539
Goodwill	228,459	228,459
Capitalized software, net	479	393
Intangible assets	195,899	192,861
Other assets	2,665	2,684

Total assets	$688,483	$714,521

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$39,954	$73,178
Accrued interest	4,132	7,754
Accrued compensation	6,803	6,968
Accrued expenses	12,204	9,478
Current maturities of long-term debt	1,500	2,000
Current maturities of capital leases	17	17

Total current liabilities	64,610	99,395

Long-term debt	372,830	372,502
Long-term capital leases	46	41
Other long-term liabilities	2,138	4,987
Deferred tax liabilities	61,164	57,493

Total liabilities	500,788	534,418

Shareholder’s equity
Common stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	187,620	188,408
Accumulated deficit	(387)	(8,800)
Accumulated other comprehensive income	462	495

Total shareholder’s equity	187,695	180,103

Total liabilities and shareholder’s equity	$688,483	$714,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ending
	April 1, 2006	March 31, 2007
	(000’s)	(000’s)
Net sales	$158,225	$146,250
Cost of sales	(107,181)	(101,360)

Gross profit	51,044	44,890
Selling, general and administrative expenses	(41,836)	(42,854)

Income from operations	9,208	2,036
Other income (expense):
Interest income	71	44
Interest expense	(8,447)	(9,694)
Write-off of deferred financing costs	—	(6,130)
Other income (expense), net	(7)	136

Income (loss) before income tax	825	(13,608)
Income tax (expense) benefit	(345)	5,112

Net income (loss)	480	(8,496)
Other comprehensive income (loss):
Foreign currency translation	(4)	36

Comprehensive income (loss)	$476	$(8,460)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	April 1, 2006	March 31, 2007
	(000’s)	(000’s)
Cash flows from operating activities:
Net income (loss)	$480	$(8,496)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,164	5,148
Amortization of deferred financing charges	763	721
Write-off of deferred finance cost	—	6,130
Net gain on sale of property, plant and equipment	—	(15)
Deferred income taxes	(1,332)	(5,434)

Non-cash stock-based compensation	891	788
Other non-cash charges	(599)	153
Net change in operating assets and liabilities, net of acquisitions:
(Increase) in trade accounts receivable	(6,646)	(6,247)
(Increase) in inventory	(9,505)	(15,464)
Increase in accounts payable and accrued liabilities	16,311	37,129
Change in other assets/liabilities, net	2,196	(2,281)

Net cash provided by operating activities	7,723	12,132

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,171)	(2,092)
Capitalized software costs	(81)	(116)
Proceeds from sale of property, plant and equipment	—	35

Net cash used in investing activities	(2,252)	(2,173)

Cash flows from financing activities:
Cash overdraft	1,832	0
Borrowings under revolving line-of-credit	—	2
Repayments under revolving line-of-credit	—	(24,300)
Borrowings under long-term debt	—	200,000
Principal repayments on long-term debt	(2,449)	(175,530)
Payments for deferred financing costs	—	(6,331)

Net cash used in financing activities	(617)	(6,159)

Net effects of exchange rates on cash	(4)	6

Increase in cash and cash equivalents	4,850	3,806
Cash and cash equivalents, beginning of period	8,172	2,652

Cash and cash equivalents, end of period	$13,022	$6,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial information herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, which are considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

1.	Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive parts and accessories, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 23,500 customers. The Company’s wholesale operations include an electronic service strategy allowing its customers access to its proprietary electronic catalog, as well as the ability to view inventory and place orders. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

2.	Recent Accounting Pronouncements

In June of 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”) “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Task Force reached a conclusion that either method is acceptable; however, if taxes are reported on a gross basis a company should disclose the amounts of those taxes if significant. This consensus relates to taxes such as sales, use, value added and some excise taxes. The Company records taxes on a net basis. As a result, the adoption of EITF 06-3 did not have an effect on the presentation of the Company’s financial statements.

In 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes and Related Implementation Issues.” FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109 (“SFAS 109”) “Accounting for Income Taxes.” It requires that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merit.

The Company adopted the provisions of FIN 48 at the beginning of its 2007 fiscal year. As a result of the adoption of FIN 48, the Company recognized a decrease in the liability related to unrecognized tax benefits and an increase in shareholder’s equity of $0.1 million. As of the beginning of the 2007 fiscal year, the amount of the liability for unrecognized tax benefits after adoption was approximately $2.4 million, of which $1.5 million would impact the effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of the beginning of the 2007 fiscal year, the Company had approximately $0.3 million accrued for the payment of interest (net of federal and state tax benefit) and penalties.

A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual tax rate in the period of resolution.

Based upon the expiration of the state statute of limitations, we do not expect a change in the unrecognized tax benefit will have a material impact on the results of operations or on the financial position of the Company.

The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All federal income tax returns are closed through the short period ended October 30, 2003. The Company has not been notified of the commencement of any examination of the open years by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Revenue Canada.

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

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended March 31, 2007 and April 1, 2006.

For comparative purposes, certain prior period amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

On March 1, 2007, pursuant to a stock option grant agreement between the Company and Bryant P. Bynum, the Company’s former Chief Financial Officer, options to purchase 86,502 shares of Class L common stock and 778,518 shares of Class A common stock were issued. The new options are fully vested. This represented 65% of the options that were previously granted to Mr. Bynum, all of which were cancelled. In addition, options to purchase 27,500 shares of Class L common stock and 247,500 shares of Class A common stock were issued on March 1, 2007. Accordingly, the Company recorded $0.8 million of expense associated with the grant of the new options in the first quarter. In the first quarter of 2006, the Company recorded $0.9 million of expense for share-based payments.

For purposes of determining the fair value of new stock option awards, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted average grant date fair value of the new options granted in the quarter ended March 31, 2007 was $5.99.

2007
Dividend yield	0%
Volatility	25.70%
Risk free interest rate	4.56%
Remaining estimated lives (years)	5.00
at March 31, 2007

Stock option awards as of March 31, 2007, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 30, 2006	1,602,932
Granted	114,002
Exercised	—
Forfeited	(133,080)
Outstanding, March 31, 2007	1,583,854	$27.89	2.1 years
Exercisable, March 31, 2007	778,938	$30.70	2.0 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 30, 2006	14,426,379
Granted	1,026,018
Exercised	—
Forfeited	(1,197,720)
Outstanding, March 31, 2007	14,254,677	$0.51	2.1 years
Exercisable, March 31, 2007	7,010,439	$0.43	2.0 years

Aggregate Intrinsic Value of A’s and L’s
(in thousands)
Outstanding March 31, 2007	$2,421
Exercisable March 31, 2007	$1,634

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the calculated stock price as of December 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007.

4.	Goodwill and Other Intangibles—Net

The carrying amount of goodwill for the three months ended March 31, 2007 for the Distribution and Retail segments is $214.9 million and $13.6 million, respectively. Intangible assets are comprised of:

(in thousands)
	Gross Carrying Value	Life	Accumulated Amortization	Balance at December 30, 2006
Retail trade name — A&A	$3,000	30	$(317)	$2,683
eServices trade name — DriverFX.com	1,000	15	(211)	789
Wholesale trade name — Keystone	50,000	30	(5,278)	44,722
Vendor agreements	60,249	17	(11,200)	49,049
Customer relationships - Reliable	17,000	20	(850)	16,150
Customer relationships - Keystone	100,752	17	(18,246)	82,506

Total intangibles, net	$232,001		$(36,102)	$195,899

(in thousands)
	Gross Carrying Value	Life	Accumulated Amortization	Balance at March 31, 2007
Retail trade name — A&A	$3,000	30	$(342)	$2,658
eServices trade name — DriverFX.com	1,000	15	(228)	772
Wholesale trade name — Keystone	50,000	30	(5,694)	44,306
Vendor agreements	60,249	17	(12,086)	48,163
Customer relationships - Reliable	17,000	20	(1,062)	15,938
Customer relationships - Keystone	100,752	17	(19,728)	81,024

Total intangibles, net	$232,001		$(39,140)	$192,861

Amortization expense related to intangible assets for the three months ended March 31, 2007 and April 1, 2006 was $3.0 million for each period.

We completed our annual impairment testing of goodwill and indefinite-lived intangible assets for our reporting units as of December 30, 2006 and determined that there was no impairment as of that date.

5. Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates seven regions or operating segments that are economically similar, share a common class of customers and distribute the same products. The key to this segment of our business is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 19 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of approximately 370 trucks, as compared to over 380 trucks at December 30, 2006, that provide multi-day per week delivery and returns along over 270 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

Financial information for the two reportable segments is as follows:

(in thousands)
	Three Months Ending
	April 1, 2006	March 31, 2007
Net Sales
Distribution	$157,092	$145,089
Retail	6,134	5,516
Elimination	(5,001)	(4,355)

Total	$158,225	$146,250

Interest income
Distribution	$71	$44
Retail	—	—

Total	$71	$44

Interest expense
Distribution	$8,447	$9,694
Retail	—	—

Total	$8,447	$9,694

Depreciation & amortization
Distribution	$5,095	$5,097
Retail	69	51

Total	$5,164	$5,148

Income tax (expense) benefit
Distribution	$(655)	$4,876
Retail	310	236

Total	$(345)	$5,112

Net income (loss)
Distribution	$940	$(8,182)
Retail	(460)	(314)

Total	$480	$(8,496)

(in thousands)
	Three Months Ending
	April 1, 2006	March 31, 2007
Capital Expenditures
Distribution	$2,171	$2,061
Retail	—	31

Total	$2,171	$2,092

Net sales in the United States decreased as a percent of total sales in the three month period ended March 31, 2007 to approximately 90.7% from 91.6% for the three month period ended April 1, 2006. At March 31, 2007 and December 30, 2006, approximately 99.7% of long-lived assets are in the United States.

No customer accounted for more than 2.0% of sales for the three month periods ended March 31, 2007 and April 1, 2006.

6. Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Holdings, a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”). In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent International Corporation (“Advent”). The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for fiscal 2003 and 2004, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month period ended March 31, 2007 included $0.8 million of management fee expense to Bain Capital. Included in accounts payable at March 31, 2007 and April 1, 2006 was $2.3 million and $1.9 million, respectively, payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month periods ended March 31, 2007 and April 1, 2006 included less than $0.1 million of management fee expense, respectively, to Advent. Included in accounts payable at March 31, 2007 and April 1, 2006 was an immaterial amount.

7. Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations or cash flows.

8. Debt

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Keystone Automotive Holdings, Inc., the Company’s parent (“Holdings”); the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreement effected a refinancing and replacement of the Company’s prior senior secured credit agreement dated October 30, 2003, in order to provide the Company with greater operational flexibility and liquidity to meet its growth and operational goals. Bain is entitled to receive a 1% transaction fee for the refinancing of the debt. Bain waived its rights to receive a transaction fee with respect to the refinancing of the indebtedness.

In the first quarter of 2007, the Company wrote-off approximately $6.1 million of deferred financing costs associated with the extinguishment of the prior senior secured credit agreement.

The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company, and matures on the fifth anniversary of the date of execution. The applicable margin on the Term Loan is 3.50% over LIBOR and 2.50% over the base rate. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and Guarantors and a second priority security interest in the Company’s receivables and inventory.

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on the fifth anniversary of the date of execution. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR and 0.25% to 0.75% over the base rate, based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and Guarantors.

FORWARD-LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Keystone Automotive Operations, Inc. (“we”, “us” or the “Company”) cautions readers that such “forward-looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements”. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward-looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The “forward-looking statements” contained in this report are made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make “forward-looking statements” about matters described herein or other matters concerning the Company.

The Company disclaims any intent or obligation to update “forward-looking statements” to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the section of this report entitled “Forward-Looking Statements” as well as the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Terms used herein such as “the Company,” “Keystone,” “we,” “us” and “our” are references to Keystone Automotive Operations, Inc. and its affiliates, as the context requires.

Overview

General Business Overview

We are a wholesale distributor and retailer of aftermarket automotive parts and accessories, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 23,500 customers. Our wholesale operations include an electronic service strategy allowing its customers access to its proprietary electronic catalog, as well as the ability to view inventory and place orders. The Company also operates 24 retail stores in Pennsylvania. Our corporate headquarters is in Exeter, Pennsylvania.

Our Distribution and Retail Operations constitute two business segments which are more fully described below.

Distribution

The Distribution segment of our business (“Distribution”) consists of our warehouse distribution operations supported by our hub-and-spoke delivery network. This segment distributes specialty automotive equipment to specialty retailers/installers and our network is designed to meet the availability and rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 19 non-inventory stocking cross-docks spread throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of approximately 370 trucks, as compared to over 380 trucks at December 30, 2006, that provide multi-day per week delivery and returns along our over 270 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold our entire inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, customer service and our ability to expand efficiently.

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

Operations Overview

For the three month period ended March 31, 2007, our net sales decreased 7.6% compared to the three month period ended April 1, 2006. Our Distribution segment generated $140.7 million, or 96.2%, of our net sales in the three month period ended March 31, 2007, compared to $152.1 million, or 96.1%, of our net sales in the three month period ended April 1, 2006, respectively. Our Retail Operations segment generated $5.5 million, or 3.8%, of our net sales in the three month period ended March 31, 2007, compared to $6.1 million, or 3.9%, of our net sales in the three month period ended April 1, 2006, respectively.

Our net income decreased by $9.0 million for the three month period ended March 31, 2007 to a loss of $8.5 million compared to income of $0.5 million for the three month period ended April 1, 2006. The three month period ended March 31, 2007 was impacted by lower net sales, lower product selling margins, an increase in selling, general and administrative expense, the write-off of deferred financing costs and higher interest expense.

Items Affecting Comparability

Comparability between 2007 and 2006 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended March 31, 2007 and April 1, 2006.

Results of Operations

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three month period ended March 31, 2007 to the three month period ended April 1, 2006:

	Three Months Ended
	April 1, 2006	March 31, 2007	Dollar Change	Percent Change
(in thousands)
Net sales	$158,225	$146,250	$(11,975)	(7.6)%
Cost of sales	(107,181)	(101,360)	5,821	(5.4)

Gross profit	51,044	44,890	(6,154)	(12.1)
Selling, general and administrative expenses	(41,836)	(42,854)	(1,018)	2.4

Income from operations	9,208	2,036	(7,172)	(77.9)
Other income (expense):
Interest income	71	44	(27)	(38.0)
Interest expense	(8,447)	(9,694)	(1,247)	14.8
Write-off of deferred financing costs	—	(6,130)	(6,130)	*
Other, net	(7)	136	143	*

Income (loss) before income tax	825	(13,608)	(14,433)	*
Income tax (expense) benefit	(345)	5,112	5,457	*

Net income (loss)	480	(8,496)	(8,976)	*
Other comprehensive income:
Foreign currency translation	(4)	36	40	*

Comprehensive income (loss)	$476	$(8,460)	$(8,936)	*

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating data constitute for the periods indicated:

	Three Months Ended
	April 1, 2006	March 31, 2007
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	67.7	69.3

Gross profit	32.3	30.7
Selling, general and adminstrative expenses	26.5	29.3

Income from operations	5.8	1.4
Interest expense	5.3	6.5
Write-off of deferred financing costs	—	4.2

Income (loss) before income tax	0.5	(9.3)
Income tax expense (benefit)	0.2	(3.5)

Net income (loss)	0.3%	(5.8)%

Three Months Ended March 31, 2007 Compared to the Three Months Ended April 1, 2006

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. The primary drivers of net sales were sales in existing locations, the addition of new truck routes and new customers in both existing and new regions.

Sales for the Northeast and from our Dropship fulfillment operations (shipping via third party delivery directly to the consumer on behalf of our customer) have decreased by double digits while the Southeast and West Coast experienced single digit declines over the prior period. The Midwest, Canada and National Accounts (customers that participate in retail markets on a national or multi-region basis) have maintained single digit growth over the prior period. The net impact of vendor supported promotional activities increased sales by $0.8 million and $2.1 million for the three month periods ended March 31, 2007 and April 1, 2006, respectively. The decline in sales compared to the prior year was due to a combination of factors, including expected customer attrition related to the Reliable acquisition as well as a year over year decline in truck and SUV sales, which impacts our jobber customer base. Net sales were also impacted by continued conservative consumer spending on certain discretionary items.

Gross Profit. Gross profit represents net sales less the cost of sales which includes third-party delivery costs. Vendor supported promotional activities positively impacted sales and the cost of sales by $0.8 million and $2.9 million, respectively, for a net impact of $3.7 million, or 2.5% of net sales, for the three month period ended March 31, 2007. This compares to $2.1 million and $3.1 million, respectively, for a net impact of $5.2 million, or 3.3% of net sales, for the three month period ended April 1, 2006. Gross margin as a percent of sales dollars for the three month periods ended March 31, 2007 and April 1, 2006 was 30.7% and 32.3%, respectively. The decline was attributable to lower product selling margins resulting from competitive pressures in the marketplace and lower vendor rebates related to lower sales and purchases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $1.0 million, or 2.4%, for the three month period ended March 31, 2007. As a percentage of sales, selling, general and administrative expense for the three month period ended March 31, 2007 was 29.3% compared to 26.5% for the three month period ended April 1, 2006. The Company estimates that selling, general and administrative expenses for the three month period ended March 31, 2007 have been reduced by approximately $3.6 million over the same prior year period as a result of the elimination of expenses associated with the former operations of Reliable Investments, Inc. (“Reliable”). This decrease was offset by increases described below.

Warehouse expense for the three month period ended March 31, 2007 increased by $2.2 million, to $8.4 million, from $6.2 million for the three month period ended April 1, 2006, which was related to head count increases, operating expenses and rent expense primarily related to the addition of the new Austell, Georgia distribution center that became operational in June 2006. Delivery expense for the three month period ended March 31, 2007 increased by $1.0 million, to $11.3 million, from $10.3 million for the three month period ended April 1, 2006, which was due to the impact of an increase in fuel prices and the cost of operating new delivery routes. The administration expense for the three month period ended March 31, 2007 increased by $1.6 million, to $13.9 million, from $12.3 million for the three month period ended April 1, 2006, which was related to increased head count, management fee, insurance and professional fees.

Interest Expense. Interest expense increased by $1.2 million, or 14.8%, to $9.7 million for the three month period ended March 31, 2007 from $8.5 million for the three month period ended April 1, 2006. The increase is related to our debt refinancing that was completed in January 2007 and changes in variable interest rates.

Write-off of Deferred Finance Cost. As of January 2007 we have refinanced our term loans and line of credit portion of our debt. As a result, we have written off $6.1 million of unamortized deferred finance cost that was related to the prior senior secured credit agreement.

Income Tax Expense. Income tax expense decreased by $5.4 million to a benefit of $5.1 million for the three month period ended March 31, 2007 from an expense $0.3 million for the three month period ended April 1, 2006. Our effective tax rate was 37.6% for the three month period ended March 31, 2007 compared to an effective tax rate of 41.8% for the three month period ended April 1, 2006.

Net Income. Net income decreased by $9.0 million to a loss of $8.5 million for the period ended March 31, 2007 compared to an income of $0.5 million for the three month period ended April 1, 2006. The decrease is primarily attributed to the $6.1 million non-cash charge for the write-off of unamortized deferred finance charges discussed above, a $1.2 million increase in interest expense, the 7.6% decrease in sales, and a $1.0 million increase in selling, general and administrative expense for the three month period ended March 31, 2007 versus the three month period ended April 1, 2006.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $11.4 million, or 7.5%, for the three month period ended March 31, 2007 over the three month period ended April 1, 2006. The decrease in the Distribution segment is driven primarily by macro-economic factors that are not currently conducive to our business, the resulting competitive pressures, and some expected attrition of customers formerly served by Reliable, which was acquired by the Company in December 2005. Net income for the Distribution segment decreased by $9.1 million for the three month period ended March 31, 2007 compared to the three month period ended April 1, 2006. The decrease is due largely to the decrease in sales, lower gross margin, an increase in selling, general and administrative expense, a non-cash write-off for deferred finance cost and an increase in interest expense.

The Retail Operations segment sales decreased by $0.6 million, or 10.1%, for the three month period ended March 31, 2007 compared to the three month period ended April 1, 2006. The decrease is primarily due to a decrease of customer traffic in our stores. The Retail Operations segment is not expected to contribute significantly to our growth as a result of management’s decision not to expand beyond our current 24 retail stores. The Retail Operations segment net income increased by $0.1 million, or 31.7% for the three month period ended March 31, 2007 compared to the three month period ended April 1, 2006.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the period ended March 31, 2007 was $12.1 million compared with net cash provided by operating activities of $7.7 million for the period ended April 1, 2006. The increase was primarily due to a $37.1 million increase in accounts payable and accrued liabilities partially offset by increases in inventory and accounts receivable of $15.5 million and $6.2 million, respectively. Our net loss of $8.5 million is a result of lower sales, higher interest expense of $1.2 million and a non-cash adjustment of $6.1 million due to a write-off of unamortized deferred financing charges related to the prior senior secured credit agreement.

Investing Activities. Net cash used in investing activities was $2.2 million for the period ended March 31, 2007, a decrease of $0.1 million from the net cash used in investing activities of $2.3 million in the period ended April 1, 2006. The decrease in investing activities is related to timing differences in normal operating investing activities.

Financing Activities. Net cash used in financing activities during the period ended March 31, 2007 was $6.2 million compared to net cash used in financing activities of $0.6 million during the period ended April 1, 2006. The period ended March 31, 2007 includes $6.3 million of new deferred finance charges related to the new Credit Agreement. The periods ended March 31, 2007 and April 1, 2006 included a term loan payment of $0.5 million and $2.4 million, respectively.

On January 12, 2007, we entered into a term credit agreement, or the Term Loan, with Keystone Automotive Holdings, Inc., or “Holdings,” which is our parent company; the Lenders party thereto, Bank of America, N.A. and the other parties named therein, and a revolving credit agreement with Holdings, the Lenders party thereto, Bank of America, N.A., and the other parties named therein. We refer to the Term Credit Agreement and the Revolving Credit Agreement together as the “Credit Agreement.” The Credit Agreement refinances and replaces our prior senior secured credit agreement dated October 30, 2003, in order to provide us with greater operational flexibility and liquidity to meet our growth and operational goals.

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital needs, capital expenditures, and operating costs needed to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our Credit Agreement. In the event that we consummate an acquisition during this period, we may not be able to completely fund the total cost of the acquisition from our current sources of liquidity and may require additional borrowings. As of March 31, 2007, we had $103.4 million in available cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. The Credit Agreement consists of a five year asset based revolving credit facility with a commitment amount of $125.0 million and a five-year term loan facility amortizing $200.0 million. As of March 31, 2007, under our Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 “Senior Subordinated Notes”, we had total indebtedness of $374.5 million and $96.9 million of borrowing availability as defined by our revolving credit agreement, subject to customary conditions.

Borrowings under the Credit Agreement generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. As of March 31, 2007 the applicable margin was 1.25% over LIBOR and 0.25% over the base rate for revolving credit loans and 3.50% over LIBOR and 2.50% over the base rate for the Term Loan. Our obligations under the revolving credit agreement are secured by a first priority security interest in all of our receivables and inventory and a second priority security interest in the stock of our subsidiaries and all other assets of us and the guarantors. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

The Senior Subordinated Notes mature in 2013 and are fully and unconditionally guaranteed by each of our existing domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The Notes and the guarantors are unsecured senior subordinated obligations and will be subordinated to all of our subsidiaries’ and guarantors’ existing and future senior debt. If we cannot make payments required by the Senior Subordinated Notes, the subsidiary guarantors are required to make the payments.

Capital Expenditures. We expect to spend approximately $10.0 million on capital expenditures in 2007. Through the three months ended March 31, 2007, $2.2 million was spent on capital expenditures. The Credit Agreement contains restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $124.7 million at March 31, 2007 and $129.9 million at December 30, 2006. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience plus requirements associated with the previously mentioned opening of our fourth inventory stocking warehouse in Austell, Georgia. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

Acquisitions. As a part of our business strategy, we will continue to evaluate acquisition opportunities in regions that are not well served by our existing distribution facilities or where we believe significant business synergies exist. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisition, it could be material to our business and require us to incur additional debt under our Credit Agreement or otherwise. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of March 31, 2007.

(in millions)
	Payments Due by Period
	2007	2008 – 2009	2010 – 2011	2012 and Thereafter	Total
Contractual Obligations (1)

Term loan	$1.5	$4.0	$3.5	$190.5	$199.5
Senior subordinated notes	—	—	—	175.0	175.0
Revolving credit facility	—	—	—	—	—
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	6.2	13.2	6.6	7.1	33.1
Interest on indebtedness (2)	33.7	68.8	68.0	31.9	202.4

Total contractual cash obligations	$41.4	$86.1	$78.1	$404.5	$610.1

(1)	The Company is contingently liable for certain advisory fees. See FN 6 of the Interim Financial Statements.
(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 8.8%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.3 million assuming outstanding indebtedness of $199.5 million under our senior credit facilities.

The Company adopted the provisions of FIN 48 at the beginning of its 2007 fiscal year. As a result of the adoption of FIN 48, the Company recognized a decrease in the liability related to unrecognized tax benefits and an increase in shareholder’s equity of $0.1 million. As of the beginning of the 2007 fiscal year, the amount of the liability for unrecognized tax benefits after adoption was approximately $2.4 million. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved.

The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All federal income tax returns are closed through the short period ended October 30, 2003. The Company has not been notified of the commencement of any examination of the open years by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Revenue Canada.

In addition to unrecognized tax benefits, the Company has valuation allowances related to tax benefits in certain jurisdictions arising from net operating losses and related tax loss carryforwards. On an ongoing basis, the Company reassesses the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions.

Recent Accounting Pronouncements

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facilities bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant.

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

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. Because we use a fleet of trucks to deliver specialty automotive equipment parts to our customers, the recent increase in the cost of fuel has caused us to incur increased costs in operating our fleet, which has an adverse effect on our business, financial condition and results of operations.

There have been no material changes in Quantitative and Qualitative disclosures in 2007 from the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Reference is made to Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 and the caption “Liquidity and Capital Resources” under Item 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance our debt and replace the Company’s existing senior secured credit agreement. As of March 31, 2007, the Company has $374.5 million in debt. The revolving credit facility was essentially undrawn and the interest rate on the $175 million of our Senior Subordinated Notes is fixed at 9.75%. As of March 31, 2007, our exposure to changes in interest rates is related to our Term Loans of $199.5 million which provides for quarterly principal and interest payments at LIBOR plus 3.50% and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.0 million change to interest expense.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating (1) the design of procedures to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others and (2) the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings. The Company is a party to various lawsuits arising in the normal course of business, and has certain contingent liabilities arising from various other pending claims and legal proceedings. While the amount of liability that may result from these matters cannot be determined, we believe the ultimate liability will not materially affect our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the “Forward-Looking Statements Section” in this report and in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

There have been no material changes from Risk Factors previously disclosed in our Annual Report on Form10-K for the fiscal year ended December 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Edward H. Orzetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Donald T. Grimes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Edward H. Orzetti pursuant to 18 U.S.C. ss. 1350.
32.2	Certification by Donald T. Grimes pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on May 15, 2007.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ DONALD T. GRIMES
Donald T. Grimes
Chief Financial Officer