Form 10-Q
period 2007-06-30
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2007-08-13
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Large accelerated filer    ☐                    Accelerated filer    ☐                    Non-accelerated filer    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 13, 2007, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED JUNE 30, 2007

		Page
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – as of December 30, 2006 and June 30, 2007	1

	Consolidated Statements of Operations and Comprehensive Income – Three months ended July 1, 2006 and June 30, 2007; Six months ended July 1, 2006 and June 30, 2007	2

	Consolidated Statements of Cash Flows – Six months ended July 1, 2006 and June 30, 2007	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 30, 2006	June 30, 2007
	(000’s)	(000’s)
ASSETS
Current assets:
Cash and cash equivalents	$2,652	$3,928
Trade accounts receivable, net of allowance for doubtful accounts of $2,370 and $2,159, respectively	53,805	60,716
Inventories	123,968	140,881
Deferred tax assets	7,139	9,239
Prepaid expenses and other current assets	6,982	4,579

Total current assets	194,546	219,343
Property, plant and equipment, net	52,363	51,254
Deferred financing costs, net	14,072	12,797
Goodwill	228,459	228,459
Capitalized software, net	479	426
Intangible assets	195,899	189,822
Other assets	2,665	3,023

Total assets	$688,483	$705,124

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$39,954	$63,179
Accrued interest	4,132	4,820
Accrued compensation	6,803	7,214
Accrued expenses	12,204	12,226
Current maturities of long-term debt	1,517	2,018

Total current liabilities	64,610	89,457
Long-term debt	372,876	372,036
Other long-term liabilities	2,138	4,535
Deferred tax liabilities	61,164	57,653

Total liabilities	500,788	523,681

Shareholder’s equity
Common stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	187,620	188,721
Accumulated deficit	(387)	(8,039)
Accumulated other comprehensive income	462	761

Total shareholder’s equity	187,695	181,443

Total liabilities and shareholder’s equity	$688,483	$705,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ending		Six Months Ending
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
	(000’s)	(000’s)	(000’s)	(000’s)
Net sales	$169,250	$172,633	$327,475	$318,883
Cost of sales	(115,582)	(119,993)	(222,763)	(221,353)

Gross profit	53,668	52,640	104,712	97,530
Selling, general and administrative expenses	(40,837)	(41,978)	(82,673)	(84,832)

Income from operations	12,831	10,662	22,039	12,698
Other income (expense):
Interest income	62	56	133	100
Interest expense	(8,567)	(9,541)	(17,014)	(19,235)
Write-off of deferred financing costs	—	—	—	(6,130)
Other income (expense), net	106	(198)	99	(62)

Income (loss) before income tax	4,432	979	5,257	(12,629)
Income tax (expense) benefit	(1,731)	(218)	(2,076)	4,894

Net income (loss)	2,701	761	3,181	(7,735)
Other comprehensive income (loss):
Foreign currency translation	110	263	106	299

Comprehensive income (loss)	$2,811	$1,024	$3,287	$(7,436)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	July 1, 2006	June 30, 2007
	(000’s)	(000’s)
Cash flows from operating activities:
Net income (loss)	$3,181	$(7,735)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,220	10,211
Amortization of deferred financing charges	1,527	1,476
Write-off of deferred finance cost	—	6,130
Net loss on sale of property, plant and equipment	92	113
Deferred income taxes	(1,728)	(5,611)
Non-cash stock-based compensation	891	1,092
Other non-cash charges	629	(26)
Net change in operating assets and liabilities, net of acquisitions:
(Increase) in trade accounts receivable	(11,505)	(6,700)
(Increase) in inventory	(27,916)	(17,063)
Increase in accounts payable and accrued liabilities	27,328	26,716
Change in other assets/liabilities, net	1,287	2,369

Net cash provided by operating activities	4,006	10,972
Cash flows from investing activities:
Acquisition of businesses	786	—
Purchase of property, plant and equipment	(6,956)	(2,828)
Capitalized software costs	(150)	(330)
Proceeds from sale of property, plant and equipment	741	38

Net cash used in investing activities	(5,579)	(3,120)
Cash flows from financing activities:
Cash overdraft	120	26
Repayments under revolving line-of-credit	—	(24,300)
Borrowings under long-term debt	—	200,000
Principal repayments on long-term debt	(5,123)	(176,035)
Repayment of capital leases	(514)	—
Proceeds from stock options exercised	61	9
Payments for deferred financing costs	—	(6,331)

Net cash used in financing activities	(5,456)	(6,631)

Net effects of exchange rates on cash	13	55

(Decrease)/increase in cash and cash equivalents	(7,016)	1,276
Cash and cash equivalents, beginning of period	8,172	2,652

Cash and cash equivalents, end of period	$1,156	$3,928

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

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive parts and accessories, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 23,500 customers. The Company’s wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of the beginning of the 2007 fiscal year, the Company had approximately $0.3 million accrued for the payment of interest (net of federal and state tax benefit) and penalties. During the three and six months ended June 30, 2007, subsequent to the adoption of FIN 48, the Company recorded an increase of $0.1 million and $0.2 million, respectively, related to the potential payment of unrecognized tax benefits, penalties and interest related to positions taken during the current year. This expense associated with the increase in the reserve was offset during the three months ended June 30, 2007, by a reduction of $0.2 million resulting from the lapse of statute of limitations for prior periods.

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

Based upon the expiration of the state statute of limitations, we do not expect that a change in the unrecognized tax benefit will have a material impact on the results of operations or on the financial position of the Company. We do not expect that the total amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All federal income tax returns are closed through the short period ended October 30, 2003. The Company has not been notified of the commencement of any examination of the open years by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

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

In February of 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of this standard.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company will be required to comply with the Act in two phases. The first phase will be effective for the Company’s fiscal year ending December 29, 2007 and will require the Company to furnish a management report on internal control over financial reporting. The second phase will require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended June 30, 2007 and July 1, 2006, and 26 weeks in the six month periods ended June 30, 2007 and July 1, 2006.

For comparative purposes, certain prior period amounts have been reclassified to conform to the current year presentation. The impact of the changes was not material and did not impact net income (loss).

Stock-Based Compensation

On March 1, 2007, pursuant to a stock option grant agreement between the Company and Bryant P. Bynum, the Company’s former Chief Financial Officer, options to purchase 86,502 shares of Class L common stock and 778,518 shares of Class A common stock were issued. These new options are fully vested. This represented 65% of the options that were previously granted to Mr. Bynum, all of which were cancelled. In addition, other options to purchase 27,500 shares of Class L common stock and 247,500 shares of Class A common stock were issued on March 1, 2007. These options have a 5 year vesting period. The Company recorded $0.8 million of expense associated with the grant of the new options in the first quarter. In the first quarter of 2006, the Company recorded $0.9 million of expense for share-based payments.

In the second quarter of 2007, no new options were granted. The Company recorded $0.3 million of option expense for the quarter ended June 30, 2007 and an immaterial amount in the second quarter of 2006.

Our weighted average Black-Scholes fair value assumptions are set forth in the table below.

	Six Months Ended
	July 1, 2006	June 30, 2007
Dividend yield	0%	0%
Volatility	31.55%	25.70%
Risk free interest rate	4.36%	4.56%
Remaining estimated lives (years)	2.75	4.75

Stock option awards as of June 30, 2007, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life*
Outstanding, December 30, 2006	1,602,932
Granted	114,002
Exercised	—
Forfeited	(133,080)
Outstanding, March 31, 2007	1,583,854	$27.89	2.1 years
Exercisable, March 31, 2007	778,938	$30.70	2.0 years
Outstanding, March 31, 2007	1,583,854
Granted	—
Exercised	(526)
Forfeited	(185,233)
Outstanding, June 30, 2007	1,398,095	$27.34	1.9 years
Exercisable, June 30, 2007	678,983	$30.32	1.75 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life*
Outstanding, December 30, 2006	14,426,379
Granted	1,026,018
Exercised	—
Forfeited	(1,197,720)
Outstanding, March 31, 2007	14,254,677	$0.51	2.1 years
Exercisable, March 31, 2007	7,010,439	$0.43	2.0 years
Outstanding, March 31, 2007	14,254,677
Granted	—
Exercised	(4,736)
Forfeited	(1,667,095)
Outstanding, June 30, 2007	12,582,846	$0.52	1.9 years
Exercisable, June 30, 2007	6,110,841	$0.44	1.75 years

*	Weighted Average Remaining Contractual Life based on options that are accounted for under FAS 123 (R).

Aggregate Intrinsic Value of Class A and Class L Options
(in thousands)
Outstanding June 30, 2007	$1,916
Exercisable June 30, 2007	$1,331

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the calculated stock price as of December 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007.

4.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates seven regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the most important characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 20 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of approximately 370 trucks, as compared to over 380 trucks at December 30, 2006, that provide multi-day per week delivery and returns along over 270 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail

The Retail segment of our business operates 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Financial information for the two reportable segments is as follows:

(in thousands)

	Three Months Ending		Six Months Ending
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Net Sales
Distribution	$167,463	$171,105	$324,555	$316,194
Retail	6,816	6,712	12,950	12,228
Elimination	(5,029)	(5,184)	(10,030)	(9,539)

Total	$169,250	$172,633	$327,475	$318,883

Interest income
Distribution	$62	$56	$133	$100
Retail	—	—	—	—

Total	$62	$56	$133	$100

Interest expense
Distribution	$8,567	$9,541	$17,014	$19,235
Retail	—	—	—	—

Total	$8,567	$9,541	$17,014	$19,235

Depreciation & amortization
Distribution	$4,989	$5,012	$10,084	$10,109
Retail	67	51	136	102

Total	$5,056	$5,063	$10,220	$10,211

Income tax (expense) benefit
Distribution	$(1,906)	$(309)	$(2,561)	$4,567
Retail	175	91	485	327

Total	$(1,731)	$(218)	$(2,076)	$4,894

Net income (loss)
Distribution	$2,968	$938	$3,908	$(7,244)
Retail	(267)	(177)	(727)	(491)

Total	$2,701	$761	$3,181	$(7,735)

(in thousands)

	Three Months Ending		Six Months Ending
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Capital Expenditures
Distribution	$4,785	$723	$6,956	$2,784
Retail	—	13	—	44

Total	$4,785	$736	$6,956	$2,828

Net sales in the United States decreased as a percent of total sales in the three and six month periods ended June 30, 2007 to approximately 86.5% and 88.4% from 89.9% and 91.4% for the three and six month periods ended July 1, 2006, respectively. At June 30, 2007 and December 30, 2006, approximately 99.7% of long-lived assets are in the United States.

No customer accounted for more than 2.0% of sales for the three and six month periods ended June 30, 2007 and July 1, 2006.

5.	Goodwill and Other Intangibles - Net

Goodwill at June 30, 2007 for the Distribution and Retail segments is $214.9 million and $13.6 million, respectively. Intangible assets are comprised of:

	Gross Amount	Life	Accumulated Amortization	Balance at December 30, 2006
	(000’s)		(000’s)	(000’s)
Retail trade name—A&A	$3,000	30	$(317)	$2,683
eServices trade name—DriverFX.com	1,000	15	(211)	789
Wholesale trade name—Keystone	50,000	30	(5,278)	44,722
Vendor agreements	60,249	17	(11,200)	49,049
Customer relationships—Reliable	17,000	20	(850)	16,150
Customer relationships—Keystone	100,752	17	(18,246)	82,506

Total intangibles, net	$232,001		$(36,102)	$195,899

(in thousands)
	Gross Amount	Life	Accumulated Amortization	Balance at June 30, 2007
	(000’s)		(000’s)	(000’s)
Retail trade name—A&A	$3,000	30	$(367)	$2,633
eServices trade name—DriverFX.com	1,000	15	(245)	755
Wholesale trade name—Keystone	50,000	30	(6,111)	43,889
Vendor agreements	60,249	17	(12,972)	47,277
Customer relationships—Reliable	17,000	20	(1,275)	15,725
Customer relationships—Keystone	100,752	17	(21,209)	79,543

Total intangibles, net	$232,001		$(42,179)	$189,822

Amortization expense related to intangible assets for the six months ended June 30, 2007 and July 1, 2006 was $6.1 million for each period.

We completed our annual impairment testing of goodwill and indefinite-lived intangible assets for our reporting units as of December 30, 2006 and determined that there was no impairment as of that date.

6.	Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”), our sole shareholder. In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent International Corporation (“Advent”). The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges. Pro-rata reductions, if any, on the annual advisory fees for years 2003 through 2007, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction, which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the six month period ended June 30, 2007 included $0.8 million of management fee expense to Bain Capital. There was no management fee expense to Bain Capital included in the results of operations for the three month period ended June 30, 2007. Included in accounts payable at June 30, 2007 and July 1, 2006 was $0.8 million and $2.3 million, respectively, payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three and six month periods ended June 30, 2007 and July 1, 2006 included less than $0.1 million of management fee expense, respectively, to Advent. Included in accounts payable at June 30, 2007 and July 1, 2006 was less than $0.1 million.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations or cash flows.

8.	Debt

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Holdings; the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the

Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreement effected a refinancing and replacement of the Company’s prior senior secured credit agreement dated October 30, 2003, in order to provide the Company with greater operational flexibility and liquidity to meet its growth and operational goals. Bain was entitled to receive a 1% transaction fee in exchange for its assistance with the refinancing of the debt but subsequently waived its rights to receive such fee.

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

Overview

General Business Overview

We are a wholesale distributor and retailer of aftermarket automotive parts and accessories, operating throughout the United States and in parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 23,500 customers. Our wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 24 retail stores in Pennsylvania. Our corporate headquarters is in Exeter, Pennsylvania.

Our Distribution and Retail Operations constitute two business segments which are more fully described below.

Distribution

The Distribution segment aggregates seven regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the most important characteristics of this business segment is our hub-and-spoke delivery network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 20 non-inventory stocking cross-docks spread throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of approximately 370 trucks, as compared to over 380 trucks at December 30, 2006, that provide multi-day per week delivery and returns along our over 270 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

Retail

The Retail segment of our business operates 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Operations Overview

For the three and six month periods ended June 30, 2007, our net sales increased 2.0% and decreased 2.6%, respectively, versus the three and six month periods ending July 1, 2006. Our Distribution segment generated $165.9 million, or 96.1%, and $306.7 million, or 96.2%, of our net sales in the three and six month periods ended June 30, 2007, respectively, compared to $162.4 million and $314.5 million or 96.0%, of our net sales in the three and six month periods ended July 1, 2006, respectively. Our Retail segment generated $6.7 million, or 3.9%, and $12.2 million, or 3.8%, of our net sales in the three and six month periods ended June 30, 2007, respectively, compared to $6.8 million and $13.0 million, or 4.0%, of our net sales in the three and six month periods ended July 1, 2006, respectively.

Our net income decreased by $1.9 million and $10.9 million, respectively, for the three and six month periods ended June 30, 2007, to a net income of $0.8 million and a net loss of $7.7 million, respectively, compared to income of $2.7 million and $3.2 million for the three and six month periods ended July 1, 2006, respectively. The three and six month periods ended June 30, 2007 were each impacted by lower product selling margins, an increase in selling, general and administrative expense and higher interest expense. The six month period ending June 30, 2007 was also impacted by lower sales and the write-off of $6.1 million of deferred financing costs.

Items Affecting Comparability

Comparability between 2007 and 2006 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 26 weeks included in the three and six month periods ended June 30, 2007 and July 1, 2006, respectively.

Results of Operations

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended June 30, 2007 to the three months ended July 1, 2006:

	Three Months Ended
(in thousands)	July 1, 2006	June 30, 2007	Dollar Change	Percent Change
Net sales	$169,250	$172,633	$3,383	2.0%
Cost of sales	(115,582)	(119,993)	(4,411)	3.8

Gross profit	53,668	52,640	(1,028)	(1.9)
Selling, general and administrative expenses	(40,837)	(41,978)	(1,141)	2.8

Income from operations	12,831	10,662	(2,169)	(16.9)
Other income (expense):
Interest income	62	56	(6)	(9.7)
Interest expense	(8,567)	(9,541)	(974)	11.4
Other, net	106	(198)	(304)	(286.8)

Income before income tax	4,432	979	(3,453)	(77.9)
Income tax (expense)	(1,731)	(218)	1,513	(87.4)

Net income	2,701	761	(1,940)	(71.8)
Other comprehensive income:
Foreign currency translation	110	263	153	139.1

Comprehensive income	$2,811	$1,024	$(1,787)	(63.6)

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	July 1, 2006	June 30, 2007
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	68.3	69.5

Gross profit	31.7	30.5
Selling, general and adminstrative expenses	24.1	24.3

Income from operations	7.6	6.2
Interest expense	5.1	5.5
Other income (expense), net	0.1	(0.1)

Income before income tax	2.6	0.6
Income tax (expense)	(1.0)	(0.2)

Net income	1.6%	0.4%

Three Months Ended June 30, 2007 Compared to the Three Months Ended July 1, 2006

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. The drivers of net sales were sales in existing locations and the addition of new truck routes and new customers in both existing and new regions.

Net sales for the quarter ended June 30, 2007 were $172.6 million, an increase of $3.4 million, or 2.0%, compared to $169.2 million for the same period in the prior year. The sales increase was driven by increased focus on customer service, greater inventory availability and an increase in vendor supported promotional activities. This was achieved in spite of conservative consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty. The net impact of vendor supported promotional activities increased sales by $1.9 million and $1.6 million for the three months ended June 30, 2007 and July 1, 2006, respectively. The Southeast and West Coast geographies delivered single digit growth in net sales versus the prior period while the Midwest and Canada geographies have achieved double digit growth versus the same period in the prior year. Sales from our Dropship fulfillment operations (shipping via third party delivery directly to the end-consumer on behalf of our customer) decreased by double digits, while our National Accounts (customers that participate in retail markets on a national or multi-region basis) experienced single digit decline in net sales growth and the company’s Northeast geography experienced a low single digit decline in net sales growth versus the same period in the prior year.

Gross Profit. Gross profit represents net sales less the cost of sales which includes third-party delivery costs. Gross profit decreased $1.0 million to $52.6 million for the three months ended June 30, 2007 compared to $53.6 million for the three months ended July 1, 2006. Gross margin as a percent of sales for the three months ended June 30, 2007 and July 1, 2006 was 30.5% and 31.7%, respectively. The decline was primarily attributable to lower product selling margins resulting from competitive pressures in the marketplace; however, this was partially offset by higher vendor supported promotional activities compared to the same period last year. Vendor supported promotional activities positively impacted sales and the cost of sales by $1.9 million and $1.2 million, respectively, for a net impact of $3.1 million, or 1.8% of net sales, for the three months ended June 30, 2007. This compares to $1.6 million and $0.3 million, respectively, for a net impact of $1.9 million, or 1.1% of net sales, for the three months ended July 1, 2006.

Selling, General and Administrative Expenses. Included are warehouse, marketing, delivery, selling and general and administrative expenses that are all non-product related operating expenses, including depreciation and amortization, occupancy, warehousing, delivery, marketing, selling, information technology, and general and administrative expenses less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $1.1 million, or 2.8%, for the three months ended June 30, 2007. As a percentage of sales, selling, general and administrative expense for the three months ended June 30, 2007 was 24.3% compared to 24.1% for the three months ended July 1, 2006.

The following items are the primary drivers of the total increase in selling, general and administrative expenses. Warehouse expense for the three months ended June 30, 2007 increased by $1.1 million, to $8.5 million, from $7.4 million for the three months ended July 1, 2006. This increase was driven by costs associated with the Company’s distribution center in Austell, Georgia that became operational in June 2006. Selling, promotional and marketing expense for the three months ended June 30, 2007 increased by $0.4 million, to $8.3 million, from $7.9 million for the three months ended July 1, 2006, which was primarily due to increased marketing expense including an open house at our new West Coast Warehouse. General & administrative expense for the three months ended June 30, 2007 increased by $0.9 million, to $13.3 million, from $12.4 million for the three months ended July 1, 2006, which was related to increased professional fees and employee expense. These increases were partially offset by a decrease of approximately $1.1 million in selling, general and administrative expenses as a result of the elimination of expenses associated with the former operations of Reliable.

Interest Expense. Interest expense increased by $0.9 million, or 11.4%, to $9.5 million for the three months ended June 30, 2007 from $8.6 million for the three months ended July 1, 2006. The increase is related to our debt refinancing that was completed in January 2007, higher average indebtedness and changes in variable interest rates.

Income Tax Expense. Income tax expense decreased by $1.5 million to $0.2 million for the three months ended June 30, 2007 from $1.7 million for the three months ended July 1, 2006. Our effective tax rate was 22.3% for the three months ended June 30, 2007 compared to an effective tax rate of 39.1% for the three months ended July 1, 2006. The lower effective tax rate is primarily attributable to a reduction in the reserve for uncertain tax positions due to the lapse of prior year statute of limitations.

Net Income. Net income decreased by $1.9 million to $0.8 million for the three months ended June 30, 2007 compared to $2.7 million for the three months ended July 1, 2006. The decrease is primarily attributed to a $1.0 million decrease in gross profit, a $0.3 million decline in other net, and expense increases of $1.1 million in selling, general and administrative expense, and $0.9 million in interest expense for the three months ended June 30, 2007 compared to the three months ended July 1, 2006. These decreases to income before income tax were partially offset by a corresponding decrease in income tax expense of $1.5 million, from an expense of $1.7 million to $0.2 million.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $3.5 million, or 2.1%, for the three months ended June 30, 2007 compared to the three months ended July 1, 2006. The sales increase was driven by increased focus on customer service, greater inventory availability and an increase in vendor supported promotional activities. Net income for the Distribution segment decreased by $2.0 million for the three months ended June 30, 2007 compared to the three months ended July 1, 2006. The decrease is due largely to the increase in sales being offset by lower gross margin, an increase in selling, general and administrative expense and an increase in interest expense.

The Retail segment’s sales decreased by $0.1 million, or 1.5%, for the three months ended June 30, 2007. The decrease is primarily due to a decrease in customer traffic in our stores. The Retail segment is not expected to contribute significantly to our growth as a result of management’s intent to not expand beyond our current 24 retail stores. The Retail segment’s net income increased by $0.1 million, or 33.7%, for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 Compared to the Six Months Ended July 1, 2006

The following table sets forth a comparison of the six months ended June 30, 2007 to the six months ended July 1, 2006.

	Six Months Ended
(in thousands)	July 1, 2006	June 30, 2007	Dollar Change	Percent Change
Net sales	$327,475	$318,883	$(8,592)	(2.6	) %
Cost of sales	(222,763)	(221,353)	1,410	(0.6)

Gross profit	104,712	97,530	(7,182)	(6.9)
Selling, general and administrative expenses	(82,673)	(84,832)	(2,159)	2.6

Income from operations	22,039	12,698	(9,341)	(42.4)
Other income (expense):
Interest income	133	100	(33)	(24.8)
Interest expense	(17,014)	(19,235)	(2,221)	13.1
Write-off of deferred financing costs	—	(6,130)	(6,130)	*
Other, net	99	(62)	(161)	*

Income (loss) before income tax	5,257	(12,629)	(17,886)	*
Income tax (expense) benefit	(2,076)	4,894	6,970	*

Net income (loss)	3,181	(7,735)	(10,916)	*
Other comprehensive income:
Foreign currency translation	106	299	193	*

Comprehensive income (loss)	$3,287	$(7,436)	$(10,723)	*

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Six Months Ended
	July 1, 2006	June 30, 2007
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	68.0	69.4

Gross profit	32.0	30.6
Selling, general and adminstrative expenses	25.2	26.6

Income from operations	6.8	4.0
Interest expense	5.2	6.0
Other income (expense), net	—	—
Write-off of deferred financing costs	—	1.9

Income (loss) before income tax	1.6	(3.9)
Income tax (expense) benefit	(0.6)	1.5

Net income (loss)	1.0%	(2.4)%

Net Sales. Net sales decreased by $8.6 million, or 2.6%, from $327.5 million to $318.9 million. The decrease was due to a combination of factors, including (i) a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty, (ii) a year over year decline in truck and SUV sales, which directly impacts our business, (iii) a decrease in the net impact of vendor supported promotional activities and (iv) expected customer attrition related to the Reliable acquisition. Sales from our Dropship fulfillment operations (shipping via third party delivery directly to the end-consumer on behalf of our customer) have decreased by double digits while the Northeast, Southeast and National Accounts (customers that participate in retail markets on a national or multi-region basis) experienced single digit decline compared to the six months ended July 1, 2006. The net impact of vendor supported promotional activities impacted sales by $2.7 million compared to $3.6 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Also, partially offsetting the decreases were increased sales in the West Coast geographies which maintained low single digit growth compared to the six months ended July 1, 2006 and the Midwest and Canada geographies which maintained double digit growth compared to the six months ended July 1, 2006.

Gross Profit. Gross profit decreased $7.2 million to $97.5 million for the six months ended June 30, 2007 compared to $104.7 million for the six months ended July 1, 2006. The decline was attributable to lower product selling margins resulting from competitive pressures in the marketplace and lower vendor supported promotional activities. Vendor supported promotional activities positively impacted sales and the cost of sales by $2.7 million and $4.1 million, respectively, for a net impact of $6.8 million, or 2.1% of net sales, for the six months ended June 30, 2007. This compares to $3.6 million and $3.4 million, respectively, for a net impact of $7.0 million, or 2.1% of net sales, for the six months ended July 1, 2006. Gross margin as a percent of sales for the six months ended June 30, 2007 and July 1, 2006 was 30.6% and 32.0%, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million, or 2.6%, for the six months ended June 30, 2007 compared to the six months ended July 1, 2006. As a percentage of sales, selling, general and administrative expense for the six months ended June 30, 2007 was 26.6% compared to 25.2% for the six months ended July 1, 2006.

The following items are the primary drivers of the total increase in selling, general and administrative expense. Warehouse expense for the six months ended June 30, 2007 increased by $3.1 million, to $16.4 million, from $13.3 million in the prior year. This increase was related to head count increases, inventory capitalization and rent expense primarily related to the addition of the new Austell, Georgia distribution center that became operational in June 2006. Delivery expense for the six months ended June 30, 2007 increased by $1.3 million, to $22.9 million, from $21.6 million for the six months ended July 1, 2006, which was due to the impact of an increase in fuel prices and the cost of operating new delivery routes. The general and administration expense for the six months ended June 30, 2007 increased by $2.4 million, to $27.4 million, from $25.0 million for the six months ended July 1, 2006, which was related to professional fees and employee expenses. These increases were partially offset by a decrease in selling, general and administrative expenses for the six months ended June 30, 2007 of approximately $4.7 million over the same period in the prior year as a result of the elimination of expenses associated with discontinued operations of Reliable.

Interest Expense. Interest expense increased by $2.2 million, or 13.1%, to $19.2 million for the six months ended June 30, 2007 from $17.0 million for the six months ended July 1, 2006. The increase is related to our debt refinancing that was completed in January 2007, higher average indebtedness and changes in variable interest rates.

Write-off of Deferred Finance Cost. As of January 2007 we have refinanced our term loans and line of credit portion of our debt. As a result, $6.1 million of unamortized deferred finance cost related to the prior senior secured credit agreement was written off.

Income Tax Expense. Income tax expense decreased by $7.0 million to a benefit of $4.9 million for the six months ended June 30, 2007 from an expense $2.1 million for the six months ended July 1, 2006. Our effective tax benefit rate was 38.8% for the six months ended June 30, 2007 compared to an effective tax rate of 39.5% for the six months ended July 1, 2006.

Net Income. Net income decreased by $10.9 million to a loss of $7.7 million for the six months ended June 30, 2007 compared to $3.2 million of income for the six months ended July 1, 2006. The decrease is primarily attributed to the $6.1 million non-cash charge for the write-off of unamortized deferred finance cost discussed above, the decline in gross profit, and the increases in selling, general and administrative expenses and interest expense. These decreases to income (loss) before income tax were partially offset by the income tax benefit.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $7.9 million, or 2.5%, for the six months ended June 30, 2007 over the six months ended July 1, 2006. The decrease was due to a combination of factors, including (i) a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty, (ii) a year over year decline in truck and SUV sales, which directly impacts our business, (iii) a decrease in the net impact of vendor supported promotional activities and (iv) expected customer attrition related to the Reliable acquisition. Net income for the Distribution segment decreased by $11.2 million for the six months ended June 30, 2007 compared to the six months ended July 1, 2006. The decrease is due largely to the decrease in sales, lower gross margin, an increase in selling, general and administrative expense, a non-cash write-off for deferred finance cost and an increase in interest expense.

The Retail segment’s sales decreased by $0.7 million, or 5.6%, for the six months ended June 30, 2007 compared to the six months ended July 1, 2006. The decrease is primarily due to a decrease in customer traffic in our stores. The Retail segment’s gross profit is higher and expenses are lower for the six months ended June 30, 2007. The Retail segment’s net income increased by $0.2 million, or 32.5% for the six months ended June 30, 2007 compared to the six months ended July 1, 2006.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2007 was $11.0 million compared with net cash provided by operating activities of $4.0 million for the six months ended July 1, 2006. The increase resulted from a $16.1 million decrease in net operating assets employed (accounts receivable, inventory and other assets offset by accounts payable, accrued liabilities and other liabilities). This increase was partially offset by the net of (i) decreased net income (loss) and (ii) increased non-cash adjustments. Our net loss of $7.7 million is a result of the $6.1 million write-off of unamortized deferred financing charges related to the prior senior secured credit agreement, the decline in gross profit, and the increases in selling, general and administrative expenses and interest expense. These decreases in net income were partially offset by the income tax benefit.

Investing Activities. Net cash used in investing activities was $3.1 million for the period ended June 30, 2007; a reduction of $2.5 million from the net cash used in investing activities of $5.6 million in the period ended July 1, 2006. The decrease in investing activities is related to higher prior year purchases of property, plant and equipment associated with the opening of the distribution center in Austell, Georgia.

Financing Activities. Net cash used in financing activities during the period ended June 30, 2007 was $6.6 million compared to net cash used in financing activities of $5.5 million during the period ended July 1, 2006. The period ended June 30, 2007 includes $6.3 million of new deferred finance charges related to the new Credit Agreement. The periods ended June 30, 2007 and July 1, 2006 included a term loan payment of $1.0 million and $5.1 million, respectively.

On January 12, 2007, we entered into a term credit agreement, or the Term Loan, with Holdings; the Lenders party thereto, Bank of America, N.A. and the other parties named therein, and a revolving credit agreement with Holdings, the Lenders party thereto, Bank of America, N.A., and the other parties named therein. We refer to the Term Loan and the Revolving Credit Agreement together as the “Credit Agreement.” The Credit Agreement refinances and replaces our prior senior secured credit agreement dated October 30, 2003, and provides us with greater operational flexibility and liquidity to meet our growth and operational goals.

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement. We believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital needs, capital expenditures, and operating costs needed to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our Credit Agreement. However, in the event that we consummate an acquisition during this period, our Credit Agreement contains certain restrictions that may not allow us to fund the total cost of an acquisition from our current sources of liquidity and may require additional borrowings. As of June 30, 2007, we had $102.0 million in available cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. The Credit Agreement consists of a five year asset based revolving credit facility with a commitment amount of $125.0 million and a five-year term loan facility amortizing $200.0 million. As of June 30, 2007, under our Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 “the Notes”, we had total indebtedness of $374.0 million and $98.1 million of borrowing availability as defined by our revolving credit agreement, subject to customary conditions.

Borrowings under the Credit Agreement generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. As of June 30, 2007 the applicable margin was 1.25% over LIBOR and 0.25% over the base rate for revolving credit loans and 3.50% over LIBOR and 2.50% over the base rate for the Term Loan. Our obligations under the revolving credit agreement are secured by a first priority security interest in all of our receivables and inventory and a second priority security interest in the stock of our subsidiaries and all other assets of us and the guarantors. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

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

Capital Expenditures. We expect to spend approximately $8.0 million on capital expenditures in 2007. Through the six months ended June 30, 2007, $2.8 million was spent on capital expenditures. The Credit Agreement contains restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $129.9 million at June 30, 2007 and December 30, 2006. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

Acquisitions. As a part of our business strategy, we will continue to evaluate acquisition and business expansion opportunities in regions that are not well served by our existing distribution facilities or where we believe significant business synergies exist. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisition, it could be material to our business and require us to incur additional debt under our Credit Agreement or otherwise. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of June 30, 2007.

(in millions)

	Payments Due by Period
	2007	2008 - 2009	2010 - 2011	2012 and Thereafter	Total
Contractual Obligations (1)
Term loan	$1.0	$4.0	$3.5	$190.5	$199.0
Senior subordinated notes	—	—	—	175.0	175.0
Revolving credit facility	—	—	—	—	—
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	4.2	13.6	6.6	7.1	31.5
Interest on indebtedness (2)	22.1	68.8	68.1	31.9	190.9
Other long-term liabilities	—	1.0	0.6	1.2	2.8

Total contractual cash obligations	$27.3	$87.5	$78.8	$405.7	$599.3

(1)	The Company is contingently liable for certain advisory fees. See FN 6 of the Interim Financial Statements.

(2)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 8.8%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.3 million assuming outstanding indebtedness of $199.0 million under our senior credit facilities.

The Company adopted the provisions of FIN 48 at the beginning of its 2007 fiscal year. As a result of the adoption of FIN 48, the Company recognized a decrease in the liability related to unrecognized tax benefits and an increase in shareholder’s equity of $0.1 million. As of the beginning of the 2007 fiscal year, the amount of the liability for unrecognized tax benefits after adoption was approximately $2.4 million. During the three and six months ended June 30, 2007, subsequent to the adoption of FIN 48, the Company recorded an increase of $0.1 million and $0.2 million, respectively, related to the potential payment of unrecognized tax benefits, penalties and interest related to positions taken during the current year. This expense associated with the increase in the reserve was offset during the three months ended June 30, 2007, by a reduction of $0.2 million resulting from the lapse of statute of limitations for prior periods. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved.

The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All federal income tax returns are closed through the short period ended October 30, 2003. The Company has not been notified of the commencement of any examination of the open years by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

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

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). Under these measures, the Company will be required to comply with the Act in two phases. The first phase will be effective for the Company’s fiscal year ending December 29, 2007 and will require the Company to furnish a management report on internal control over financial reporting. The second phase will require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending December 27, 2008.

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

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. Because we use a fleet of trucks to deliver specialty automotive equipment parts to our customers, the general upward trend in the cost of fuel over the past several years has caused us to incur increased costs in operating our fleet, which has an adverse effect on our financial condition and results of operations.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance our debt and replace the Company’s existing senior secured credit agreement. As of June 30, 2007, the Company has $374.1 million in debt, including $0.1 million in debt related to capital leases. The revolving credit facility was undrawn and the interest rate on the $175 million of our Senior Subordinated Notes is fixed at 9.75%. As of June 30, 2007, our exposure to changes in interest rates is related to our Term Loans of $199.0 million which provides for quarterly principal and interest payments at LIBOR plus 3.50% and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.0 million change to interest expense.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on August 13, 2007.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ DONALD T. GRIMES
Donald T. Grimes
Chief Financial Officer