Form 10-Q
period 2007-09-29
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2007-11-13
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 29, 2007

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

As of November 12, 2007, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED SEPTEMBER 29, 2007

		Page
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – as of December 30, 2006 and September 29, 2007	1
	Consolidated Statements of Operations and Comprehensive Income – Three months ended September 30, 2006 and September 29, 2007; Nine months ended September 30, 2006 and September 29, 2007	2
	Consolidated Statements of Cash Flows – Nine months ended September 30, 2006 and September 29, 2007	3
	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	Signatures	27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	December 30, 2006	September 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,652	$13,558
Trade accounts receivable, net of allowance for doubtful accounts of $2,370 and $2,582, respectively	53,805	55,177
Inventories	123,968	131,153
Deferred tax assets	7,139	9,900
Prepaid expenses and other current assets	6,982	7,045

Total current assets	194,546	216,833
Property, plant and equipment, net	52,363	49,791
Deferred financing costs, net	14,072	12,055
Goodwill	228,459	228,459
Capitalized software, net	479	557
Intangible assets, net	195,899	186,784
Other assets	2,665	2,787

Total assets	$688,483	$697,266

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$39,954	$53,003
Accrued interest	4,132	9,055
Accrued compensation	6,803	6,858
Accrued expenses	12,204	13,217
Current maturities of long-term debt	1,517	2,019

Total current liabilities	64,610	84,152
Long-term debt	372,876	371,532
Other long-term liabilities	2,138	4,558
Deferred tax liabilities	61,164	58,102

Total liabilities	500,788	518,344

Shareholder’s equity
Common stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	187,620	189,040
Accumulated deficit	(387)	(10,998)
Accumulated other comprehensive income	462	880

Total shareholder’s equity	187,695	178,922

Total liabilities and shareholder’s equity	$688,483	$697,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending		Nine Months Ending
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Net sales	$152,535	$154,304	$480,010	$473,187
Cost of sales	(102,933)	(107,837)	(325,696)	(329,190)

Gross profit	49,602	46,467	154,314	143,997
Selling, general and administrative expenses	(38,687)	(40,961)	(121,360)	(125,793)

Income from operations	10,915	5,506	32,954	18,204
Other income (expense):
Interest income	30	98	163	198
Interest expense	(8,880)	(9,660)	(25,894)	(28,895)
Write-off of deferred financing costs	—	—	—	(6,130)
Other income (expense), net	39	(12)	138	(74)

Income (loss) before income tax	2,104	(4,068)	7,361	(16,697)
Income tax (expense) benefit	(1,117)	1,112	(3,193)	6,006

Net income (loss)	987	(2,956)	4,168	(10,691)
Other comprehensive income (loss):
Foreign currency translation	4	119	110	418

Comprehensive income (loss)	$991	$(2,837)	$4,278	$(10,273)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Nine Months Ending
	September 30, 2006	September 29, 2007
Cash flows from operating activities:
Net income (loss)	$4,168	$(10,691)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,338	15,346
Amortization of deferred financing charges	2,291	2,218
Write-off of deferred finance charges	—	6,130
Net (gain)/loss on sale of property, plant and equipment	(143)	76
Change in deferred income taxes	(1,774)	(5,823)
Non-cash stock-based compensation	1,210	1,411
Other non-cash charges	583	3,056
Net change in operating assets and liabilities, net of acquisitions:
(Increase) in trade accounts receivable	(5,440)	(1,583)
(Increase) in inventory	(25,672)	(9,919)
Increase in accounts payable and accrued liabilities	7,729	21,416
Change in other assets/liabilities, net	1,177	213

Net cash (used in)/provided by operating activities	(533)	21,850
Cash flows from investing activities:
Acquisition of businesses	(30)	—
Purchase of property, plant and equipment	(7,453)	(3,367)
Capitalized software costs	(201)	(631)
Proceeds from sale of property, plant and equipment	805	74

Net cash used in investing activities	(6,879)	(3,924)
Cash flows from financing activities:
Borrowing under revolving line-of-credit	11,600	—
Repayments under revolving line-of-credit	(4,100)	(24,300)
Borrowing under long-term debt	—	200,000
Principal repayments on long-term debt	(7,796)	(176,498)
Repayment of capital leases	(514)	—
Proceeds from stock options exercised	61	9
Payments for deferred financing costs	—	(6,331)

Net cash used in financing activities	(749)	(7,120)

Net effects of exchange rates on cash	82	100

(Decrease)/increase in cash and cash equivalents	(8,079)	10,906
Cash and cash equivalents, beginning of period	8,172	2,652

Cash and cash equivalents, end of period	$93	$13,558

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

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive parts and accessories, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 23,500 customers. The Company’s wholesale operations include electronic service features that provide customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

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

In September of 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 may have on its financial statements.

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

The Company operates on a 52/53-week per year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended September 29, 2007 and September 30, 2006, and 39 weeks in the nine month periods ended September 29, 2007 and September 30, 2006.

For comparative purposes, certain prior period amounts have been reclassified to conform to the current year presentation. The impact of the reclassifications was not material and did not impact net income (loss).

Inventory

During the three months ended September 29, 2007, the Company recorded provisions for obsolete, excess and slow moving inventory of $2.6 million, resulting in a total reserve of $3.0 million at September 29, 2007. The Company determined that an increase in the reserve was necessary as a result of (i) certain stock keeping units (“SKUs”) related to the Company’s acquisition of Reliable Investments, Inc. (“Reliable”) and Blacksmith Distributing, Inc. (“Blacksmith”) that have proven more difficult to sell than previously estimated; (ii) certain vendors discontinuing specific SKUs; and (iii) the Company discontinuing its business relationship with specific vendors. All of these negatively affect the Company’s future sales and margin forecasts for the related inventory. The discontinuances described in items (ii) and (iii) above also negatively affect the Company’s ability to return the inventory to those vendors for a full refund.

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

In the second quarter of 2007, no new options were granted. The Company recorded $0.3 million of option expense for the quarter ended June 30, 2007 and an immaterial amount in the second quarter of 2006. In the third quarter of 2007, no new options were granted. The Company recorded $0.3 million of option expense for the quarter ended September 29, 2007 and $0.3 million in the third quarter of 2006.

Our weighted average Black-Scholes fair value assumptions are set forth in the table below.

	Nine Months Ended
	September 30, 2006	September 29, 2007
Dividend yield	0%	0%
Volatility	25.70%	25.70%
Risk free interest rate	5.07%	4.56%
Expected life	2.70	4.50

Stock option awards as of September 29, 2007, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life*
Outstanding, December 30, 2006	1,602,932
Granted	114,002
Exercised	—
Forfeited	(133,080)
Outstanding, March 31, 2007	1,583,854	$27.89	2.1 years
Exercisable, March 31, 2007	778,938	$30.70	2.0 years

Outstanding, March 31, 2007	1,583,854
Granted	—
Exercised	(526)
Forfeited	(185,233)
Outstanding, June 30, 2007	1,398,095	$27.34	1.9 years
Exercisable, June 30, 2007	678,983	$30.32	1.75 years

Outstanding, June 30, 2007	1,398,095
Granted	—
Exercised	—
Forfeited	(54,416)
Outstanding, September 29, 2007	1,343,679	$27.48	1.6 years
Exercisable, September 29, 2007	686,116	$30.23	1.6 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life*
Outstanding, December 30, 2006	14,426,379
Granted	1,026,018
Exercised	—
Forfeited	(1,197,720)
Outstanding, March 31, 2007	14,254,677	$0.51	2.1 years
Exercisable, March 31, 2007	7,010,439	$0.43	2.0 years

Outstanding, March 31, 2007	14,254,677
Granted	—
Exercised	(4,736)
Forfeited	(1,667,095)
Outstanding, June 30, 2007	12,582,846	$0.52	1.9 years
Exercisable, June 30, 2007	6,110,841	$0.44	1.75 years

Outstanding, June 30, 2007	12,582,846
Granted	—
Exercised	—
Forfeited	(489,744)
Outstanding, September 29, 2007	12,093,102	$0.52	1.6 years
Exercisable, September 29, 2007	6,175,035	$0.44	1.6 years

*	Weighted Average Remaining Contractual Life based on options that are accounted for under FAS 123 (R).

Aggregate Intrinsic Value of Class A and Class L Options
(000’s)
Outstanding September 29, 2007	$1,877
Exercisable September 29, 2007	$1,329

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the calculated stock value as of December 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2007.

Taxes

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of the beginning of the 2007 fiscal year, the Company had approximately $0.3 million accrued for the payment of interest (net of federal and state tax benefit) and penalties. During the three and nine months ended September 29, 2007, subsequent to the adoption of FIN 48, the Company recorded an increase of $0.1 million and $0.3 million, respectively, related to the potential payment of unrecognized tax benefits, penalties and interest related to positions taken during the current year. This expense associated with the increase in the reserve was partially offset during the nine months ended September 29, 2007, by a reduction of $0.2 million resulting from the lapse of statute of limitations for prior periods.

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

Based upon the expiration of the state statute of limitations, we do not expect that the total amounts of unrecognized tax benefits will change significantly within the next twelve months. The Company files income tax returns in the United States (“U.S.”) for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All U.S. federal income tax returns are closed through the short period ended October 30, 2003. The Company has been recently notified of the commencement of an examination of the open years by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

4.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment encompasses seven regions that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter,

Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 20 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of approximately 360 trucks (compared to over 380 trucks at December 30, 2006) that provide multi-day per week delivery and returns along over 270 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

Financial information for the two reportable segments is as follows:

	Three Months Ending		Nine Months Ending
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
	(000’s)	(000’s)	(000’s)	(000’s)
Net Sales
Distribution	$150,365	$152,451	$474,920	$468,645
Retail	6,167	6,486	19,117	18,714
Elimination	(3,997)	(4,633)	(14,027)	(14,172)

Total	$152,535	$154,304	$480,010	$473,187

Interest income
Distribution	$30	$98	$163	$198
Retail	—	—	—	—

Total	$30	$98	$163	$198

Interest expense
Distribution	$8,880	$9,660	$25,894	$28,895
Retail	—	—	—	—

Total	$8,880	$9,660	$25,894	$28,895

Depreciation & amortization
Distribution	$5,053	$5,084	$15,137	$15,193
Retail	65	51	201	153

Total	$5,118	$5,135	$15,338	$15,346

Income tax (expense) benefit
Distribution	$(1,050)	$997	$(3,612)	$5,564
Retail	(67)	115	419	442

Total	$(1,117)	$1,112	$(3,193)	$6,006

Net income (loss)
Distribution	$806	$(2,660)	$4,714	$(9,904)
Retail	181	(296)	(546)	(787)

Total	$987	$(2,956)	$4,168	$(10,691)

	Three Months Ending		Nine Months Ending
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
	(000’s)	(000’s)	(000’s)	(000’s)
Capital Expenditures
Distribution	$497	$539	$7,453	$3,323
Retail	—	—	—	44

Total	$497	$539	$7,453	$3,367

Net sales in the United States as a percent of total sales decreased in the three and nine month periods ended September 29, 2007 to approximately 87.9% and 88.3% from 90.3% and 90.1% for the three and nine month periods ended September 30, 2006, respectively. At September 29, 2007 and December 30, 2006, approximately 99.8% of long-lived assets are in the United States.

No customer accounted for more than 2.0% of sales for the three and nine month periods ended September 29, 2007 and September 30, 2006.

5.	Goodwill and Other Intangibles - Net

Goodwill at September 29, 2007 for the Distribution and Retail segments is $214.9 million and $13.6 million, respectively.

Other intangible assets are comprised of:

	Gross Amount	Life	Accumulated Amortization	Balance at December 30, 2006
	(000’s)		(000’s)	(000’s)
Retail trade name—A&A	$3,000	30	$(317)	$2,683
eServices trade name—DriverFX.com	1,000	15	(211)	789
Wholesale trade name—Keystone	50,000	30	(5,278)	44,722
Vendor agreements	60,249	17	(11,200)	49,049
Customer relationships—Reliable	17,000	20	(850)	16,150
Customer relationships—Keystone	100,752	17	(18,246)	82,506

Total intangibles, net	$232,001		$(36,102)	$195,899

	Gross Amount	Life	Accumulated Amortization	Balance at September 29, 2007
	(000’s)		(000’s)	(000’s)
Retail trade name—A&A	$3,000	30	$(392)	$2,608
eServices trade name—DriverFX.com	1,000	15	(261)	739
Wholesale trade name—Keystone	50,000	30	(6,528)	43,472
Vendor agreements	60,249	17	(13,858)	46,391
Customer relationships—Reliable	17,000	20	(1,487)	15,513
Customer relationships—Keystone	100,752	17	(22,691)	78,061

Total intangibles, net	$232,001		$(45,217)	$186,784

Amortization expense related to intangible assets for the nine months ended September 29, 2007 and September 30, 2006 was $9.1 million for each period.

We completed our annual impairment testing of goodwill and indefinite-lived intangible assets for our reporting units as of December 30, 2006 and determined that there was no impairment as of that date.

6.	Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”), our sole shareholder. In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent International Corporation (“Advent”). The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other unusual or non-recurring charges. Pro-rata reductions, if any, on the annual advisory fees for years 2003 through 2007, based on the Adjusted EBITDA criteria, may be recaptured in periods subsequent to fiscal 2007, if Adjusted EBITDA is $158 million or more on a cumulative basis over any twelve consecutive fiscal quarters. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses related to the Transaction, which was included as part of the purchase price. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the nine month period ended September 29, 2007 included $0.4 million of management fee expense to Bain Capital. Included in the results of operations for the three month period ended September 29, 2007 was a credit of $0.4 million to management fee expense to Bain Capital. Included in accounts payable at September 29, 2007 and September 30, 2006 was $0.4 million and $1.2 million, respectively, payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month period ended September 29, 2007 included less than $0.1 million of management fee credits to Advent. Selling, general and administrative expense for the three month period ended September 30, 2006 included less than $0.1 million of management fee expense to Advent. Selling, general and administrative expense for the nine month periods ended September 29, 2007 and September 30, 2006 included less than $0.1 million of management fee expense, respectively, to Advent. Included in accounts payable at September 29, 2007 and September 30, 2006 was less than $0.1 million.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations or cash flows.

8.	Debt

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Holdings; the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreement effected a refinancing and replacement of the Company’s prior senior secured credit agreement dated October 30, 2003, in order to provide the Company with greater flexibility and liquidity to meet its growth and operational goals. Bain was entitled to receive a 1% transaction fee in exchange for its assistance with the refinancing of the debt but subsequently waived its rights to receive such fee.

In the first quarter of 2007, the Company wrote-off approximately $6.1 million of deferred financing costs associated with the extinguishment of the prior senior secured credit agreement.

The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company, and matures on the fifth anniversary of the date of execution. The applicable margin on the Term Loan is 350 basis points over LIBOR or 250 basis points over the base rate. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and Guarantors and a second priority security interest in the Company’s receivables and inventory.

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on January 12, 2012. The applicable margin on the Revolver is a grid ranging from 125 to 175 basis points over LIBOR or 25 to 75 basis points over the base rate, based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and Guarantors.

FORWARD-LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Keystone Automotive Operations, Inc. (“we”, “us” or the “Company”) cautions readers that such “forward-looking statements”, including, without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements”. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward-looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Overview

General Business Overview

We are a wholesale distributor and retailer of aftermarket automotive parts and accessories, operating throughout the United States and in parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 23,500 customers. Our wholesale operations include electronic service features that provide customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 24 retail stores in Pennsylvania. Our corporate headquarters is in Exeter, Pennsylvania.

Our Distribution and Retail Operations constitute two business segments which are more fully described below.

Distribution

The Distribution segment encompasses seven regions that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke delivery network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 20 non-inventory stocking cross-docks spread throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of approximately 360 trucks (as compared to over 380 trucks at December 30, 2006) that provide multi-day per week delivery and returns along our over 270 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

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

Operations Overview

For the three and nine month periods ended September 29, 2007, our net sales increased 1.2% and decreased 1.4%, respectively, versus the three and nine month periods ending September 30, 2006. Our Distribution segment generated $147.8 million, or 95.8%, of our net sales and $454.5 million, or 96.0%, of our net sales in the three and nine month periods ended September 29, 2007, respectively, compared to $146.4 million and $460.9 million or 96.0%, of our net sales in the three and nine month periods ended September 30, 2006, respectively. Our Retail segment generated $6.5 million, or 4.2%, and $18.7 million, or 4.0%, of our net sales in the three and nine month periods ended September 29, 2007, respectively, compared to $6.2 million and $19.1 million, or 4.0%, of our net sales in the three and nine month periods ended September 30, 2006, respectively.

Our net income decreased by $4.0 million and $14.9 million, respectively, for the three and nine month periods ended September 29, 2007, to a net loss of $3.0 million and a net loss of $10.7 million, respectively, compared to income of $1.0 million and $4.2 million for the three and nine month periods ended September 30, 2006, respectively. The three and nine month periods ended September 29, 2007 were each impacted by lower product selling margins, an increase in selling, general and administrative expense and higher interest expense. The nine month period ending September 29, 2007 was also impacted by lower sales and the write-off of $6.1 million of deferred financing costs.

Items Affecting Comparability

Comparability between 2007 and 2006 periods

The Company operates on a 52/53-week per year basis with the year ending on the Saturday nearest December 31. There are 13 and 39 weeks included in the three and nine month periods ended September 29, 2007 and September 30, 2006, respectively.

Results of Operations

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended September 29, 2007 to the three months ended September 30, 2006:

	Three Months Ended
	September 30,	September 29,	Dollar	Percent
	2006	2007	Change	Change
	(000’s)	(000’s)	(000’s)
Net sales	$152,535	$154,304	$1,769	1.2%
Cost of sales	(102,933)	(107,837)	(4,904)	4.8

Gross profit	49,602	46,467	(3,135)	(6.3)
Selling, general and administrative expenses	(38,687)	(40,961)	(2,274)	5.9

Income from operations	10,915	5,506	(5,409)	(49.6)
Other income (expense):
Interest income	30	98	68	226.7
Interest expense	(8,880)	(9,660)	(780)	8.8
Other, net	39	(12)	(51)	*

Income (loss) before income tax	2,104	(4,068)	(6,172)	*
Income tax (expense) benefit	(1,117)	1,112	2,229	*

Net income (loss)	987	(2,956)	(3,943)	*
Other comprehensive income:
Foreign currency translation	4	119	115	*

Comprehensive income (loss)	$991	$(2,837)	$(3,828)	*

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	September 30,	September 29,
	2006	2007
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	67.5	69.9

Gross profit	32.5	30.1
Selling, general and administrative expenses	25.4	26.5

Income from operations	7.1	3.6
Interest income	0.0	0.1
Interest expense	5.8	6.3
Other income (expense), net	0.0	(0.0)

Income (loss) before income tax	1.3	(2.6)
Income tax (expense) benefit	(0.7)	0.7

Net income (loss)	0.6%	(1.9)%

Three Months Ended September 29, 2007 Compared to the Three Months Ended September 30, 2006

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns.

Net sales for the quarter ended September 29, 2007 were $154.3 million, an increase of $1.8 million, or 1.2%, compared to $152.5 million for the same period in the prior year. The sales increase was driven by increased focus on customer service and greater inventory availability. The modest growth in sales was achieved in spite of continued

conservative consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty. The Southeast, West Coast and National Accounts (customers that participate in retail markets on a national or multi-region basis) geographies delivered single digit growth in net sales versus the prior period, while the Midwest and Canada geographies achieved double digit growth versus the same period in the prior year. Sales from our Dropship fulfillment operations (shipping via third party delivery directly to the end-consumer on behalf of our customer) decreased by double digits, while our Northeast geography experienced a low single-digit decline in net sales growth versus the same period in the prior year.

Gross Profit. Gross profit represents net sales less the cost of sales. Cost of sales includes third-party delivery costs. Gross profit decreased $3.1 million to $46.5 million for the three months ended September 29, 2007 compared to $49.6 million for the three months ended September 30, 2006. Gross margin as a percent of sales for the three months ended September 29, 2007 and September 30, 2006 was 30.1% and 32.5%, respectively. The decline in gross margin versus the same period in the prior year was attributable to lower product selling margins resulting from competitive pressures in the marketplace and the timing of the recording of the benefit from vendor supported promotional activities. Vendor supported promotional activities positively impacted sales and the cost of sales by $0.4 million and $2.6 million, respectively, for a net impact of $3.0 million, or 1.9% of net sales, for the three months ended September 29, 2007. This compares to $0.5 million and $2.6 million, respectively, for a net impact of $3.1 million, or 2.0% of net sales, for the three months ended September 30, 2006.

During the three months ended September 29, 2007, the Company recorded provisions for obsolete, excess and slow moving inventory of $2.6 million, resulting in a total reserve of $3.0 million at September 29, 2007. The Company determined that an increase in the reserve was necessary as a result of (i) certain SKUs related to the Company’s acquisition of Reliable and Blacksmith that have proven to be more difficult to sell than previously estimated; (ii) certain vendors discontinuing specific SKUs; and (iii) the Company discontinuing its business relationship with specific vendors. All of these negatively affect the Company’s future sales and margin forecasts for the related inventory. The discontinuances described in items (ii) and (iii) above also negatively affect the Company’s ability to return the inventory to those vendors for a full refund.

Selling, General and Administrative Expenses. Included in selling, general and administrative expense are all non-product related operating expenses — warehouse, marketing, delivery, selling and general and administrative including depreciation and amortization, occupancy, and information technology less certain benefits received from promotional activities. Selling, general and administrative expenses increased by $2.3 million, or 5.9%, for the three months ended September 29, 2007. As a percentage of sales, selling, general and administrative expense for the three months ended September 29, 2007 was 26.5% compared to 25.4% for the three months ended September 30, 2006.

The following items are the primary drivers of the increase in selling, general and administrative expenses for the three months ended September 29, 2007. Warehouse expense increased by $0.8 million, to $8.2 million compared to $7.4 million for the same period in the prior year, driven by incremental employee-related cost, rent expense and a lower level of cost capitalization in inventory. Delivery expense increased by $0.5 million, to $11.7 million compared to $11.2 million for the same period in the prior year, driven by employee-related expense and repairs and maintenance for vehicles. Selling expense increased by $0.2 million, to $8.2 million compared to $8.0 million for the same period in the prior year, driven by investments designed to improve the service levels to our customers. General & administrative expense increased by $0.7 million, to $12.1 million compared to $11.4 million for the same period in the prior year, driven by increased employee expenses.

Interest Expense. Interest expense increased by $0.8 million, or 8.8%, to $9.7 million for the three months ended September 29, 2007 compared to $8.9 for the same period in the prior year. The increase is related to our debt refinancing that was completed in January 2007, which resulted in higher average indebtedness and increasing variable interest rates.

Income Tax Expense. Income tax expense decreased by $2.2 million, to a benefit of $1.1 million for the three months ended September 29, 2007 from an expense of $1.1 million for the three months ended September 30, 2006. Our effective tax rate was 27.3% for the three months ended September 29, 2007 compared to an effective tax rate of 53.1% for the three months ended September 30, 2006. The lower effective tax rate is primarily attributable to a reduction in the reserve for uncertain tax positions due to the lapse of prior year statute of limitations and a lower effective state tax rate for certain divisions versus the prior year.

Net Income. Net income decreased by $4.0 million to a loss of $3.0 million for the three months ended September 29, 2007 compared to $1.0 million income for the same period in the prior year. The decrease is attributed to the $3.1 million decrease in gross profit, the $2.3 million increase in selling, general and administrative expense, and the $0.8 million increase in interest expense for the three months ended September 29, 2007. These decreases to income before income tax were partially offset by a corresponding decrease in income tax expense of $2.2 million, from an expense of $1.1 million to a benefit of $1.1 million.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $1.4 million, or 1.0%, for the three months ended September 29, 2007 compared to the same period in the prior year. The sales increase was driven by increased focus on customer service and greater inventory availability. Net income for the Distribution segment decreased by $3.5 million for the three months ended September 29, 2007 compared to the three months ended September 30, 2006. The decrease is due largely to the increase in sales being more than offset by lower gross margin, an increase in selling, general and administrative expense and an increase in interest expense.

The Retail segment’s sales increased by $0.3 million, or 5.2%, for the three months ended September 29, 2007 versus the same period in the prior year. The Retail segment’s net income decreased by $0.4 million compared to the three months ended September 30, 2006 due to lower gross profit margin and higher operating expenses.

Nine Months Ended September 29, 2007 Compared to the Nine Months Ended September 30, 2006

The following table sets forth a comparison of the nine months ended September 29, 2007 to the nine months ended September 30, 2006.

	Nine Months Ended
	September 30,	September 29,	Dollar	Percent
	2006	2007	Change	Change
	(000’s)	(000’s)	(000’s)
Net sales	$480,010	$473,187	$(6,823)	(1.4)%
Cost of sales	(325,696)	(329,190)	(3,494)	1.1

Gross profit	154,314	143,997	(10,317)	(6.7)
Selling, general and administrative expenses	(121,360)	(125,793)	(4,433)	3.7

Income from operations	32,954	18,204	(14,750)	(44.8)
Other income (expense):
Interest income	163	198	35	21.5
Interest expense	(25,894)	(28,895)	(3,001)	11.6
Write-off of deferred financing costs	—	(6,130)	(6,130)	*
Other, net	138	(74)	(212)	*

Income (loss) before income tax	7,361	(16,697)	(24,058)	*
Income tax (expense) benefit	(3,193)	6,006	9,199	*

Net income (loss)	4,168	(10,691)	(14,859)	*
Other comprehensive income:
Foreign currency translation	110	418	308	*

Comprehensive income (loss)	$4,278	$(10,273)	$(14,551)	*

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Nine Months Ended
	September 30,	September 29,
	2006	2007
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	67.8	69.6

Gross profit	32.2	30.4
Selling, general and administrative expenses	25.3	26.6

Income from operations	6.9	3.8
Interest income	—	0.1
Interest expense	5.4	6.1
Other income (expense), net	0.0	0.0
Write-off of deferred financing costs	—	1.3

Income (loss) before income tax	1.5	(3.5)
Income tax (expense) benefit	(0.6)	1.3

Net income (loss)	0.9%	(2.2)%

Net Sales. Net sales decreased by $6.8 million, or 1.4%, from $480.0 million to $473.2 million. The decrease is driven by a combination of factors, including (i) a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty, (ii) a year over year decline in truck and SUV sales, which directly impacts our business, (iii) a decrease in the net impact of vendor supported promotional activities and (iv) expected customer attrition in the aftermath of the Company’s integration of the operations of Reliable, which was acquired in December 2005. Sales from our Dropship fulfillment operations (shipping via third party delivery directly to the end-consumer on behalf of our customer) decreased by double digits while the Northeast, Southeast and National Accounts (customers that participate in retail markets on a national or multi-region basis) experienced single digit-declines compared to the nine months ended September 30, 2006. The net impact of vendor supported promotional activities positively impacted sales by $3.1 million in the nine months ended September 29, 2007 compared to $4.1 million for the same period in the previous year. Partially offsetting the sales declines were strong double-digit growth rates in the Midwest and Canada and low single-digit growth in the West Coast.

Gross Profit. Gross profit decreased $10.3 million to $144.0 million for the nine months ended September 29, 2007, compared to $154.3 for the same period in the prior year. The decline was attributable to lower product selling margins resulting from competitive pressures in the marketplace and lower benefits from vendor supported promotional activities. Vendor supported promotional activities positively impacted sales and the cost of sales by $3.1 million and $6.7 million, respectively, for a net impact of $9.8 million, or 2.1% of net sales, for the nine months ended September 29, 2007. This compares to $4.1 million and $6.0 million, respectively, for a net impact of $10.1 million, or 2.1% of net sales, for the nine months ended September 30, 2006. Gross margin as a percent of sales for the nine months ended September 29, 2007 and September 30, 2006 was 30.4% and 32.2%, respectively.

During the nine months ended September 29, 2007, the Company recorded provisions for obsolete, excess and slow moving inventory of $2.9 million, resulting in a total reserve of $3.0 million at September 29, 2007. The Company determined that an increase in the reserve was necessary as a result of (i) certain SKUs related to the Company’s acquisition of Reliable and Blacksmith that have proven to be more difficult to sell than previously estimated; (ii) certain vendors discontinuing specific SKUs; and (iii) the Company discontinuing its business relationship with specific vendors. All of these negatively affect both the Company’s future sales and margin forecasts for the related inventory. The discontinuances described in items (ii) and (iii) above also negatively affect the Company’s ability to return the inventory to those vendors for a full refund.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.4 million, or 3.7%, for the nine months ended September 29, 2007 compared to the nine months ended September 30, 2006. As a percentage of sales, selling, general and administrative expense for the nine months ended September 29, 2007 was 26.6% compared to 25.3% for the nine months ended September 30, 2006.

The following items are the primary drivers of the increase in selling, general and administrative expense. Warehouse expense for the nine months ended September 29, 2007 increased by $3.9 million, to $24.6 million from $20.7 million in the same period in the prior year, driven by increased employee related cost driven by the June 2006 opening of a new distribution facility in Austell, Georgia and the February 2007 consolidation of our California warehousing operations into a new, larger facility; increased rent expense driven by the Georgia and California warehouse investments; and a decrease in the impact of inventory capitalization. Delivery expense for the nine months ended September 29, 2007 increased by $1.8 million, to $34.6 million from $32.8 million in the same period in the prior year, driven by increased employee related cost of operating new and existing delivery routes. General and administration expense for the nine months ended September 29, 2007 increased by $2.9 million, to $39.5 million from $36.6 million in the same period in the prior year, driven by incremental professional fees and employee expenses. These drivers of the overall increase in selling, general and administrative expenses for the nine months ended September 29, 2007 were partially offset by the elimination of approximately $4.7 million of expenses associated with discontinued operations of Reliable.

Interest Expense. Interest expense increased by $3.0 million, or 11.6%, to $28.9 million for the nine months ended September 29, 2007 from $25.9 in the same period in the prior year driven by our debt refinancing that was completed in January 2007, which resulted in higher average indebtedness and increasing variable interest rates.

Write-off of Deferred Finance Cost. In January 2007 we refinanced our term loans and line of credit portion of our debt, resulting in the write-off of $6.1 million of unamortized deferred finance cost related to the prior senior secured credit agreement.

Income Tax Expense. Income tax expense decreased by $9.2 million to a benefit of $6.0 million for the nine months ended September 29, 2007 from an expense $3.2 million for the nine months ended September 30, 2006. Our effective tax benefit rate was 36.0% for the nine months ended September 29, 2007 compared to an effective tax expense rate of 43.4% for the nine months ended September 30, 2006. The effective tax rate for the prior year was negatively impacted by higher state income taxes due to the increased expense related to the amendment of prior year state income tax returns.

Net Income. Net income decreased by $14.9 million to a loss of $10.7 million for the nine months ended September 29, 2007 compared to $4.2 million of net income for the nine months ended September 30, 2006. The decrease is primarily attributed to the $6.1 million non-cash charge for the write-off of unamortized deferred finance cost discussed above, the decline in gross profit, and the increases in selling, general and administrative expenses and interest expense. These decreases to income (loss) before income tax were partially offset by the current year income tax benefit.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $6.4 million, or 1.4%, for the nine months ended September 29, 2007 versus the same period in the prior year. The decrease was due to a combination of factors, including (i) a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty, (ii) a year over year decline in truck and SUV sales, which directly impacts our business, (iii) a decrease in the net impact of vendor supported promotional activities and (iv) expected customer attrition related to the Reliable acquisition. Net income for the Distribution segment decreased by $14.6 million for the nine months ended September 29, 2007. The decrease is due largely to the decrease in sales, lower gross margin, an increase in selling, general and administrative expense, a non-cash write-off for deferred finance cost and an increase in interest expense.

The Retail segment’s sales decreased by $0.4 million, or 2.1%, for the nine months ended September 29, 2007 versus the same period in the prior year. The Retail segment’s net income decreased by $0.2 million for the nine months ended September 29, 2007 compared to the nine months ended September 30, 2006 due to lower sales and higher expenses partially offset by higher gross margins.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the nine months ended September 29, 2007 was $21.9 million compared with a net use of cash by operating activities of $0.5 million for the nine months ended September 30, 2006. The increase in cash from operating activities was driven primarily by a reduction in net working capital, partially offset by a decrease in net income for the period. The decrease in net working capital was driven primarily by a $21.4 million increase in operating liabilities, partially offset by a $9.9 million increase in net inventory. Also benefiting cash from operating activities for the nine months is the add-back of the $6.1 million non-cash write-off of deferred financing costs associated with our January 2007 refinancing and a $2.9 million non-cash write-off for obsolete inventory.

Investing Activities. Net cash used in investing activities was $3.9 million for the period ended September 29, 2007; a reduction of $3.0 million from the net cash used in investing activities of $6.9 million in the period ended September 30, 2006. The decrease in investing activities is related to higher prior year purchases of property, plant and equipment associated with the opening of the distribution center in Austell, Georgia.

Financing Activities. Net cash used in financing activities during the period ended September 29, 2007 was $7.1 million compared to net cash used in financing activities of $0.8 million during the period ended September 30, 2006. The period ended September 29, 2007 includes $6.3 million of new deferred finance charges related to the new Credit Agreement. The periods ended September 29, 2007 and September 30, 2006 included a term loan payment of $1.5 million and $7.8 million, respectively.

On January 12, 2007, we entered into a term credit agreement or the Term Loan, with Holdings; the Lenders party thereto, Bank of America, N.A. and the other parties named therein, and a revolving credit agreement with Holdings, the Lenders party thereto, Bank of America, N.A., and the other parties named therein. We refer to the Term Loan and the Revolving Credit Agreement together as the “Credit Agreement.” The Credit Agreement refinances and replaces our prior senior secured credit agreement dated October 30, 2003, and provides us with greater operational flexibility and liquidity to meet our growth and operational goals.

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement. We believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital needs, capital expenditures, and operating costs needed to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our Credit Agreement. However, in the event that we consummate an acquisition during this period, our Credit Agreement contains certain restrictions that may not allow us to fund the total cost of an acquisition from our current sources of liquidity and may require additional borrowings. As of September 29, 2007, we had $104.9 million in available cash and borrowing capacity under our revolving credit facility. Our principal uses of cash are debt service requirements, capital expenditures, working capital requirements, restrictive distributions to Holdings, and acquisitions.

Debt Service. The Credit Agreement consists of a five year asset based revolving credit facility with a commitment amount of $125.0 million and a five-year term loan facility amortizing $200.0 million. As of September 29, 2007, under our Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 “the Notes”, we had total indebtedness of $373.5 million and $91.3 million of borrowing availability as defined by our revolving credit agreement, subject to customary conditions.

Borrowings under the Credit Agreement generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. As of September 29, 2007 the applicable margin was 125 basis points over LIBOR or 25 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. Our obligations under the revolving credit agreement are secured by a first priority security interest in all of our receivables and inventory and a second priority security interest in the stock of our subsidiaries and all other assets of us and the guarantors. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

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

Capital Expenditures. We expect to spend approximately $7.0 million on capital expenditures in 2007. Through the nine months ended September 29, 2007, $4.0 million was spent on capital expenditures. Although the Credit Agreement contains restrictions on the total amount of our annual capital expenditures, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $132.7 million at September 29, 2007 and $129.9 million at December 30, 2006. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

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

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of September 29, 2007.

(in millions)
	Payments Due by Period
	Q4	2008 -	2010 -	2012 and
	2007	2009	2011	Thereafter	Total
Contractual Obligations (1)
Term loan	$0.5	$4.0	$3.5	$190.5	$198.5
Senior subordinated notes	—	—	—	175.0	175.0
Revolving credit facility	—	—	—	—	—
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	2.1	14.5	7.2	7.9	31.7
Interest on indebtedness (2)	17.7	69.0	68.3	31.9	186.9
Other long-term liabilities	—	1.0	0.6	1.3	2.9

Total contractual cash obligations	$20.3	$88.6	$79.6	$406.6	$595.1

(1)	The Company is contingently liable for certain advisory fees. See FN 6 of the financial statements included herein.
(2)	Represents interest on the Notes and interest on the Credit Agreement assuming LIBOR of 8.9%. Each increase or decrease in LIBOR of 100 basis points would result in an increase or decrease in annual interest on the senior credit facilities of $2.0 million assuming outstanding indebtedness of $198.5 million under our Credit Agreement.

The Company adopted the provisions of FIN 48 at the beginning of its 2007 fiscal year. As a result of the adoption of FIN 48, the Company recognized a decrease in the liability related to unrecognized tax benefits and an increase in shareholder’s equity of $0.1 million. As of the beginning of the 2007 fiscal year, the amount of the liability for unrecognized tax benefits after adoption was approximately $2.4 million. During the three and nine months ended September 29, 2007, subsequent to the adoption of FIN 48, the Company recorded an increase of $0.1 million and $0.3 million, respectively, related to the potential payment of unrecognized tax benefits, penalties and interest related to positions taken during the current year. This expense associated with the increase in the reserve was partially offset during the nine months ended September 29, 2007, by a reduction of $0.2 million resulting from the lapse of statute of limitations for prior periods. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved.

The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All U.S. federal income tax returns are closed through the short period ended October 30, 2003. The Company has been recently notified of the commencement of an examination of the open years by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAF 157 may have on its financial statements.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance our debt and replace the Company’s existing senior secured credit agreement. As of September 29, 2007, the Company has $373.6 million in debt, including $0.1 million in debt related to capital leases. The revolving credit facility was undrawn and the interest rate on the $175 million of our Senior Subordinated Notes is fixed at 9.75%. As of September 29, 2007, our exposure to changes in interest rates is related to our Term Loans of $198.5 million which provides for quarterly principal and interest payments at LIBOR plus 350 basis points and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.0 million change to interest expense.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on November 12, 2007.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ DONALD T. GRIMES
Donald T. Grimes
Chief Financial Officer