Form 10-K
period 2007-12-29
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2008-03-28
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer    ☐  Smaller reporting company

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

As of March 28, 2008, there were 1,000 shares of the registrant’s common stock outstanding, of which Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

Documents Incorporated by Reference

None

-i-

FORWARD-LOOKING STATEMENTS

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

Company Overview

Unless the context requires otherwise, references in this Annual Report on Form 10-K to Keystone refer to Keystone Automotive Operations, Inc. and references such as “we,” “us” and “our” refer to Keystone Automotive Operations, Inc. together with its consolidated subsidiaries.

History

In 1972, Keystone Automotive Warehouse was organized as a partnership and operated as such until it was sold in March of 1998, thereby dissolving the partnership. The new owners formed Keystone Automotive Operations, Inc. (“the Company”), which was incorporated under the laws of the Commonwealth of Pennsylvania.

The Company is North America’s leading distributor and marketer of automotive aftermarket accessories and equipment purchased by consumers to improve the performance, functionality and appearance of their vehicles. We occupy a critical position in our industry by linking a highly fragmented base of approximately 850 vendors with an even more fragmented base of approximately 20,000 customers, who in turn sell to the end consumer. In 2007, we believe we had net sales nearly five times higher than our largest wholesale competitor. According to the Specialty Equipment Marketers Association (“SEMA”), the aftermarket accessories and equipment market, as measured by manufacturers’ sales, is approximately $12.9 billion and grew at a compound annual growth rate of 7.4% in the period from 1996 to 2006. We have a differentiated business model and hard-to-replicate distribution network, which have enabled us to generate sales growth in excess of the market (a compound annual growth rate of 10.0%) in the period from 1987 to 2007.

The Company’s historical focus was on the Northeastern part of the United States. However, in the last decade our growth strategy has been predicated on both geographic expansion and strategic acquisitions. The Company has sought organic growth via the opening of non-inventory stocking cross-docks and, to a lesser extent, strategically located distribution centers.

In 1999, we acquired the stock or assets of three companies: Automotive Performance Wholesalers, located in Kansas City, Kansas; Performance Improvements, located in Toronto, Canada; and American Specialty Equipment, located in Hauppauge, New York.

During 2001, we restructured these acquired operations in order to eliminate duplicate costs, implement our sales and marketing techniques and introduce our distribution network. Net sales and profit contribution from these markets have grown significantly since the time of acquisition. These acquisitions, together with the establishment of additional cross-dock locations, also have improved our ability to expand our geographic presence over the last six years.

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

•

Reliable’s stock was acquired in December of 2005. The company had operations in California, Colorado, Florida, Missouri, Minnesota, Texas, New York, Tennessee, Pennsylvania, Connecticut and Vermont. This acquisition provided us access to new customers and the ability to consolidate Reliable’s operations into the Company’s infrastructure.

In June of 2006, we opened a warehouse distribution center in Austell, Georgia to improve service to customers in the Southeast region.

In February of 2007, we relocated our Corona, California warehouse operations to a larger warehouse facility also located in Corona. In May of 2007, we opened a new cross-dock in Phoenix, Arizona and in November of 2007 we leased a new cross-dock in Rochester, New York which opened in January 2008.

We offer the most comprehensive selection of automotive aftermarket equipment and accessories in our industry. We warehouse approximately 126,000 stock keeping units (“SKUs”), which we are able to deliver to nearly all of our customers on a next-day or second-day basis. We have a hub-and-spoke distribution network, which we believe differentiates us from our competitors and allows us to provide rapid and dependable delivery of a broad selection of products. This network enables us to transport products from our four centralized warehouse distribution centers to our 21 non-inventory stocking cross-docks, which provide distribution points to key regional markets. Our fleet of over 360 delivery trucks provide multi-day per week delivery and returns of our products directly to our customers along over 270 routes in 42 states and eastern Canada. We believe that this network meets the rapid delivery needs of specialty retailers and ensures regular customer contact, allowing us to provide a superior level of service.

Our customers are principally small, independent retailers and installers of specialty automotive equipment with annual revenues, we believe, of less than $1.0 million and annual purchases from us of less than $0.3 million. These businesses depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. Similarly, our vendors are typically small to mid-sized manufactures with annual revenues, we believe, of less than $100.0 million, the majority of whom have revenues of less than $30.0 million. We provide a critical service to our vendors by stocking the full range of their products, managing the distribution of their products to our fragmented customer base and providing marketing support to develop demand for their products. The valuable services we provide and the deep level of integration we have with the business operations of our customers and vendors have resulted in a strong and stable position within the industry.

Segment Information

We operate two business segments: Distribution and Retail, as described below.

Distribution

The Distribution segment (“Distribution”) encompasses eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. The Distribution segment generated $590.6 million or 96.1% of our net sales in 2007. One of the defining characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks spread throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 360 delivery trucks that provide multi-day per week delivery and returns of our products directly to our customers along over 270 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

Our distribution operations are comprised of three primary steps:

Order Processing. Order requests are received primarily through any of our 12 call centers or, to a lesser extent, directly through the Internet, and then sent to the warehouse for processing. Items are individually picked from the warehouse shelves, consolidated into crates or on pallets for shipping, and loaded onto trucks depending on the location of the customer and the cross-dock. We have achieved a pick accuracy rate of approximately 99.5%.

Transportation to Cross-Docks. We transport shipments from our central distribution centers to the cross-docks via tractor trailers. Once these trucks arrive at a local cross-dock, the products are unloaded, sorted by delivery routes and then reloaded into smaller 18-foot delivery trucks.

Transportation to Customers. Our fleet of delivery trucks delivers the products to customers and picks up goods to be returned to us. When delivery trucks return to the cross-dock, returned goods are unloaded, sorted and returned to the warehouse distribution centers via the tractor trailers, thereby reducing wasted miles on the fleet’s return trips to the warehouse distribution centers. At our discretion, returned goods are either sent back to the manufacturer for full credit or restocked into inventory. We provide delivery on company-owned trucks within one to two days to customers throughout 42 states and eastern Canada. This ensures regular customer contact and meets the rapid delivery needs of specialty retailers/installers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery directly to our retailer’s customers, at the request of the retailer.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, cost structure and our ability to expand efficiently.

Retail Operations

The Retail segment of our business (“Retail”) operates 24 retail stores in Pennsylvania under the A&A Auto Parts name (“A&A Stores”). A&A Stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These Retail operations generated $24.2 million, or 3.9% of our net sales, in 2007. While a small part of our business, we believe that our Retail operations allow us to stay close to end-consumer and product merchandising trends. Due to the close proximity of many of the A&A Stores to the Exeter warehouse distribution center, the full range of SKUs carried at Exeter are delivered within 24 hours to any of our retail locations.

Competitive Strengths

We believe our key strengths are:

•

Leading Market Position. We are the leading distributor of specialty automotive equipment in North America, with revenues we estimate at nearly five times greater than our largest competitor. Our distribution network now extends to the East Coast, Southeast, Midwest, the Western United States and eastern Canada. We believe the key benefits of our scale are:

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

•

Breadth and Depth of Product Selection. We offer the most comprehensive selection of specialty automotive equipment in the industry, with access to over 925,000 SKUs, of which we currently stock approximately 126,000 SKUs in our distribution centers. This compares to approximately 50,000 SKUs for our next largest competitor, according to our estimates. Because of our size, we are able to carry many hard-to-find products (with sales of less than 50 units per year), which represented approximately 35.7% of our net sales in 2007. We seek to match our inventory with the market’s needs on a regular basis. We believe our broad product selection, which encompasses popular and hard-to-find equipment, enables us to attract and retain customers.

•

Industry-Leading Service. Our hub-and-spoke distribution network provides substantial scale and reach, which enables us to better serve our customers. We provide delivery on company-owned trucks within one to two days to nearly all of our customers throughout 42 states and eastern Canada. We believe we are the only distributor with an in-house delivery system serving multiple regions in the United States. Our customers generally receive their orders in full shipments during consistent time windows on specific delivery days each week, rather than partial shipments during various times throughout the day or week by third-party common carriers. This customer service is enhanced by 12 call centers that receive customer orders, respond to technical and other inquiries and proactively place outbound calls to customers. Our approximately 370 call center representatives are complemented by a geographically-dispersed outside sales force of approximately 30 employees. We believe this approach to customer service has proven extremely effective in building a large and loyal customer base.

•

Innovative Sales and Marketing. Through our effective use of sales resources and innovative marketing techniques, we are able to deliver value-added services to our customers and vendors. Our marketing techniques include: industry-leading catalogs; advertising, sponsorship and promotional activities; marketing and merchandising support; and online initiatives. In 2007, we distributed over 1.2 million catalogs, including our annual Keystone Specialty Catalog, which showcases over 33,000 products. The Keystone Specialty Catalog is distributed to over 13,000 retailers, sells approximately 337,000 copies per year, and, we believe, has become the industry standard in the specialty automotive equipment market. We also organize leading trade shows, where approximately 650 vendors display specialty products to over 4,000 industry participants. Through these sales and marketing initiatives, we further enhance our brand and reputation as the leading distributor in the automotive aftermarket equipment and accessories industry.

•

Superior and Distinctive Technology. We have developed distinctive technologies for the benefit of our customers and vendors. Central to our technology strategy is the Keystone eCatalog, the industry’s only electronic catalog providing sophisticated searching capabilities and vehicle application data for over 230,000 SKUs. Our other technologies include: eKeystone.com, our business-to-business website, which provides product information and online ordering to subscribing retailers; DriverFX.com, our business-to-consumer website, which facilitates and controls online marketing and order processing, tracking and fulfillment for our customers and also permits direct ordering by consumers. In the year ended December 29, 2007, 31.4% of our distribution sales were placed electronically, improving efficiency and service and reducing call center costs.

•

Strong Financial Performance. We have experienced compound annual revenue growth of approximately 10.0% while maintaining gross margins of approximately 30.0% or greater in the period from 1987 to 2007. In addition, we have historically generated high and sustainable cash flow margins as a result of our scale and the relatively low cash needs of our business model.

Business Strategy

We intend to continue to expand our business, enhance our market position and increase our revenues and cash flow by focusing on the following:

•

Continue to Increase Sales to Existing Customers. We intend to continue providing our customers with a broad range of products and industry-leading service through our innovative sales and marketing techniques. By leveraging these competitive strengths and capitalizing on the critical role that large distributors play in the automotive aftermarket equipment and accessories industry, we believe we will be able to increase sales to our existing customers. We believe that potential for sales growth to existing customers exists in all regions in which we do business. In the last six years, we have expanded from our historic base of operations in the Northeast by opening cross-dock facilities in the Southeast, Midwest, California and Canada, and warehouse operations in Southern California and Georgia. Due to the relatively early stage of our penetration of these markets, (the Midwest expansion began in 1999 and the West Coast expansion began in late 2003), our sales per customer in most of these regions are significantly less then the level of the established Northeast region (where we began operations in 1972.) We regard the potential to grow our existing accounts in these regions as a significant revenue and profit opportunity.

•

Leverage Existing Infrastructure to Expand into New Customer Markets. Our hub-and-spoke distribution infrastructure provides extensive operating leverage. We intend to add new routes that will utilize existing warehouses, cross-docks and sales and marketing infrastructure with relatively low additional capital expenditures and risk. Because inventory is consolidated within our distribution centers, the primary costs associated with expanding into a new region often involve simply leasing space for a local cross-dock, purchasing delivery trucks and hiring drivers. New routes allow us to expand our customer base by penetrating markets which have not had ready access to the breadth and depth of products that we carry.

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

•

Selectively Pursue Acquisitions. We believe we are well-suited to capitalize on opportunities to acquire smaller companies that have either key customer relationships or are in areas not currently well served by our existing distribution network. We have significant experience in acquiring other distributors, integrating their sales forces, securing their customer relationships, and implementing our hub-and-spoke distribution network in their distribution markets. We believe that this experience will help us continue to select suitable acquisition opportunities in the future. Consistent with this strategy, we continue to evaluate potential acquisition targets.

Products

We believe we offer the most comprehensive product selection in the specialty automotive equipment industry, covering product lines from approximately 850 vendors with access to over 925,000 SKUs, of which we stock approximately 126,000 SKUs in our inventory. No single SKU contributed more than 0.3% to our net sales in 2007. Over time, Keystone has expanded its product mix based on consumer demand for new technologies and products throughout many product growth periods. This has led to periods of significant growth in speed and performance, trucks and SUVs, custom wheel and tires, sport compact specialty equipment and mobile electronics. The growth in these product categories has expanded and diversified our penetration across a mix of consumer demographics. Major consumer end-markets and representative products include:

Light Truck Owner	Suburban Family

Utility-focused pickup and light truck owners:	Domestic, family-focused consumers:

• Toolboxes	• Running boards
• Grille guards	• In-car video
• Cargo nets	• Luggage carriers

Sports Enthusiast	Off-Road Enthusiast

Outdoors, active-lifestyle consumers:	Extreme-sport, rugged off-road enthusiasts:

• Roof and ski racks	• Suspension kits
• Trailer hitches	• Winches
• Fog lights	• Rollbars

Hot Rodder	Urban Appearance

Classic, muscle-car hobbyists:	Young, fashion and speed oriented-consumers:

• Custom exhaust	• Spoilers
• Superchargers	• Ground effects
• Gauges	• Racing seats

Inventory Management

We have developed and implemented a variety of initiatives to maintain a balanced level of inventory. These initiatives include implementing a customized computer program that assists our purchasing group in forecasting inventory needs and making purchasing decisions, consolidating the majority of our inventory at the Exeter, Kansas City, Austell and Corona warehouse distribution centers, and examining on-hand inventory regularly to ensure that slow-moving inventory is returned to vendors as appropriate. We also review our product mix on a regular basis to determine whether we have an appropriate inventory of product. Additionally, pursuant to standard industry practice, most manufacturers provide us with the opportunity to return a portion of unsold inventory at certain times during the year. The “stock adjustment” process allows us to maintain an inventory of active products, with reduced risk of accumulating slow-moving inventory or obsolete products, as many products may be returned to the manufacturers if not sold or if returned to us by our customers. Stock adjustments encourage warehouse distributors to carry additional inventory, especially new products with no precedent sales data, as a portion of products that do not sell may be returned without penalty to distributors.

Sales

Our employee sales force is comprised of approximately 370 inside sales personnel located within 12 call centers and approximately 30 outside sales personnel who call directly on customers in the field.

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

Inbound calling representatives are responsible for responding to the approximately 20,700 inbound calls per day in connection with customer requests and order placement and fulfillment.

Outside Sales Force. The focus of our outside sales force is to identify and acquire new customers, and to further develop relationships with existing customers. Outside sales personnel are responsible for specific geographic regions across the United States and Canada, and they work with regional managers to penetrate and service new and existing markets. Outside sales personnel also sell value-added marketing services, such as merchandising support, eServices (discussed in “Online Initiatives”) and loyalty programs.

Marketing

Our strong performance has been achieved through efficient and effective use of sales resources and innovative marketing. At the core of our marketing strategy is our mission to deliver value-added services to both customers and vendors. From industry-leading catalogs and online initiatives to numerous advertising, sponsorship and promotional activities, we believe we are recognized as one of the most innovative marketers in the automotive aftermarket accessories and equipment industry.

Trade Shows and Events

We sponsor a series of vendor-supported special events and trade shows throughout the year to drive sales growth and showcase products, including a leading trade show, the “Big Show,” where approximately 250 vendors display specialty products to over 2,800 industry participants. Flyers and promotional materials are sold and distributed to our customers via call centers and truck drivers. In addition, we develop loyalty programs based on purchasing levels where customers earn rewards toward annual prizes and trips.

Catalogs

We produce the specialty automotive equipment industry’s leading online and print catalogs. Our catalogs are used throughout the industry to buy, sell and market products. We distribute catalogs to customers who circulate the catalogs to end consumers. In 2007, we distributed over 1.2 million catalogs, including our annual Keystone Specialty Catalog, which contains more than 1,100 pages showcasing over 33,000 products. The Keystone Specialty Catalog is distributed to over 13,000 customers, sells approximately 337,000 copies per year, and we believe has become the industry standard in the automotive aftermarket accessories and equipment market. In addition to our primary Keystone Specialty Catalog, we publish other catalogs targeted to specific vehicle, market and product categories.

Online Initiatives

We launched our eServices initiatives in 1999 to provide customers with the added convenience of ordering online and to further extend consumer reach by enabling commercial customers to offer online shopping to end consumers. Our online initiatives include the following:

•

eCatalog. Our eCatalog is the largest specialty automotive equipment product catalog on the Internet today. eCatalog is a proprietary catalog and is a critical component of a number of other initiatives, such as eKeystone.com and DriverFX.com. It is also utilized by our internal sales organization. Our eCatalog provides several unique features such as vehicle-specific search and cross-referencing capabilities. Currently, the eCatalog includes over 145,000 product images, detailed product information, technical notes and alternative specialty automotive equipment in the event that the desired part is out of stock.

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

Customers

We have a fragmented base of approximately 20,000 customers. No customer comprised more than 1.5% of our net sales in 2007. Our customers are principally small, independent, owner-operated businesses with annual revenues of less than $1.0 million and annual purchases from us of less than $0.3 million. Our customers merchandise products directly to consumers and install purchased products in installation bays. These businesses rely upon us to provide a broad range of products, rapid delivery, marketing support and technical assistance. While we generally do not have long-term contracts with our customers, our high customer retention rates underscore the strength of our customer loyalty.

In addition to our traditional specialty customers, during the past few years we have increased our sales to several large automotive parts retail chains. Large automotive retail chains typically stock 15,000 to 25,000 SKUs per retail location, and their distribution infrastructure and business models are optimized to deliver and merchandise high volume replacement parts and not the lower volume specialty and performance parts. While the automotive retail chains currently have a small presence in the lower volume aftermarket accessories and equipment segment, some retailers have sought to augment their product offerings and sales with increasingly popular specialty and performance equipment. However, we believe these retailers face significant challenges in changing their business models to distribute specialty products, including: (i) purchasing from a different vendor base, (ii) maintaining a sizable inventory of slower-moving products, and (iii) setting up a delivery system to provide multi-day per week deliveries direct to stores. As a result, several large automotive parts retailers have established relationships with us to outsource their distribution of specialty and performance equipment needs. By purchasing products from us, these retailers avoid significant investments that would be required to develop the infrastructure necessary to achieve comparable product breadth and service. As our geographic footprint has expanded, our sales to automotive parts retail chains have grown rapidly, but still only represented approximately 3.6% of our net sales in 2007.

While currently a small portion of our sales, we are also focused on growing sales to customers outside North America. We believe the export market may represent a significant growth opportunity for the Company.

Vendors

Throughout the growth of our Company, we have built strong relationships with many of the industry’s leading manufacturers. We have a diversified vendor base of approximately 850 specialty manufacturers, with our largest two vendors accounting for approximately 6.3% and 3.1% of our purchases, respectively in 2007. In addition, the average length of our relationship with our top 100 vendors, ranked by annual purchases, is approximately 13.7 years, demonstrating stable, efficient and, we believe, mutually beneficial relationships.

We provide a critical service to our vendors by stocking the full range of their products, managing the distribution of their products to a fragmented customer base, and providing marketing support to develop demand for their products. We believe that we enhance our importance to vendors by carrying a complete offering of a vendor’s products, unlike competitors which may carry only selected SKUs. As we have grown and expanded our vendor relationships, we have created a self-reinforcing cycle of adding new vendors, increasing inventory breadth and depth, attracting new customers due to increased product selection, and again attracting new vendors as the customer base increases.

We provide vendors with manufacturing efficiencies, inventory and working capital management, effective new product distribution and marketing support. Our inventory management system allows manufacturers to coordinate production schedules with us, thereby increasing manufacturing efficiencies. We use our size and scale to purchase products in large quantities to meet our commitment to provide customers with a full range of products, while receiving volume discounts from our vendors. Vendors use us to generate demand, create innovative marketing support and distribute new products.

We believe that we represent a substantial share of the sales volume for many of our vendors. Because of our broad access to customers, vendors also utilize our ongoing call center initiatives, customized marketing materials, customer event planning and customer training programs. Vendors pay marketing fees to us to have their respective products and brands showcased in our catalogs and other marketing programs, on our delivery trucks and on our invoices. In addition, our vendors financially support other marketing promotions, such as the “Big Show” and the Keystone Rewards Program.

Trademarks and Licensing

We own certain trade names, trademarks and patents used in our business. Other than “Keystone,” we believe the loss of any such trade name or any trademark or patent would not have a material adverse effect on our consolidated financial condition or results of operations.

Competition

Specialty automotive equipment industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalogs, or directly to retailers and/or consumers. According to the Specialty Equipment Market Association, there are over 487 warehouse distributors and numerous catalog companies that are part of the Association. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services and price. We offer the most comprehensive selection of specialty automotive equipment in the industry, with access to over 925,000 SKU’s, of which we regularly stock approximately 126,000 SKU’s in our distribution centers. This compares to our estimate of approximately 50,000 SKU’s for our next largest competitor.

Employees

At December 29, 2007, we employed 1,800 full-time salaried staff and hourly workers. Management believes that we have a positive working relationship with our employees. We are not a party to any collective bargaining agreements with our employees.

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

The automotive aftermarket accessories and equipment industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on specialty automotive equipment.

A downturn in the economy or an increase in factors such as gasoline prices or interest rates may delay or reduce consumer purchases of our products and services, which could adversely affect our revenues, cash flow and profits. In addition, even in a growing economy, many factors affect the level of consumer spending on specialty automotive equipment, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. Should a reduction in the number of automobiles and trucks driven or a reduction in new vehicle purchases occur, it would adversely affect the demand for our products. Additionally, trends in consumer preferences for types of automobiles and trucks may affect our sales, as consumers may not choose to purchase as much specialty automotive equipment, such as rollbars, for smaller vehicles.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

We have a substantial amount of debt. As of December 29, 2007, we had total indebtedness of $373.0 million. In addition, as of December 29, 2007 we were able to borrow up to an additional $87.6 million under our senior credit facilities, subject to customary borrowing conditions.

Our substantial debt could have significant consequences, including:

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

Subject to specified limitations, the indenture governing our Notes and the credit agreement governing our senior credit facilities will permit us and our subsidiaries to incur additional debt. If new debt is added to our current debt levels, the risks described above could increase.

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

Restrictions limiting our total indebtedness contained in the Term Credit Agreement and the Revolving Credit Agreement (the “Credit Agreements”) governing our senior credit facilities, the indenture governing our outstanding Notes and our future debt agreements will contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreements and the indenture restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money;

•	pay dividends or make distributions;

•	purchase or redeem stock;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	consummate certain asset sales;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.

In addition, our Credit Agreements contain provisions that restrict annual capital spending to $12.0 million plus any unused carryover amount from the previous year. The previous fiscal year unused carryover amount is the portion of the $12.0 million that was not expended during the previous fiscal year. Also, our Revolving Credit Agreement contains a financial covenant that is applicable if borrowing availability is less than the greater of $8 million or 10% of the applicable borrowing base.

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

We maintain a majority of our inventory in four warehouse distribution centers. A serious disruption to these distribution centers or to the flow of goods in or out of these centers due to inclement weather, fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center, which would reduce our revenues and profits, and impair our relationships with our customers.

Our business could be adversely affected by consolidation among vendors and customers as it may reduce our importance as a holder of sizeable inventory, thereby reducing our revenues and earnings.

Because of the small size of most of our vendors and customers, they cannot support substantial inventory positions and thus we fill an important role, as our size permits us to maintain a large inventory. If trends towards consolidation among vendors or customers accelerate in the future, it could reduce our importance and reduce our revenues, margins and earnings. We generally do not have long-term contracts with our customers and they can cease doing business with us at any time.

Our growth strategy of identifying and consummating acquisitions and expanding our services into new regions entails integration, financing and other risks, including expenditures associated with developing a distribution infrastructure with a new distribution center, cross-docks and routes.

We intend to continue to grow in part through acquisitions. This growth strategy entails risks inherent in identifying desirable acquisition candidates, in integrating the operations of acquired businesses into our existing operations and risks relating to potential unknown liabilities associated with acquired businesses. In addition, we may not be able to finance the acquisition of a desirable candidate or pay as much as our competitors because of our leveraged financial condition, the condition of credit markets or general economic conditions.

In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities could materially and adversely affect our business. Difficulties that we may encounter in integrating the operations of acquired businesses could also have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition, and integration costs may exceed anticipated amounts. Although we have learned valuable lessons from previous acquisition integrations, we may experience difficulties with future integrations.

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

We rely on copyright, trademark and other intellectual property laws to establish and protect our proprietary rights in certain of our electronic offerings, which include internet-based and other technology-based services and products that are material to our business and are operated using proprietary software and other intellectual property.

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

We use a fleet of trucks to deliver to our customers. We are therefore subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, availability and price of fuel, and liabilities arising from accidents to the extent we are not covered by insurance. Our failure to deliver parts in a timely and accurate manner could harm our reputation and brand, which could have an adverse effect on our business.

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

Available Information

We file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We are, therefore, subject to the informational requirements of the Securities Exchange Act of 1934. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically.

Our filings under the Exchange Act (including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports) are also available free of charge from our Investor Relations department by calling 1-570-603-2336 or emailing investorrelations@key-stone.com.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are headquartered in Exeter, Pennsylvania, where our owned 165,000 square foot main office and 700,000 square foot warehouse distribution center are located. We also lease a 217,000 square foot warehouse distribution center in Kansas City, Kansas under a lease expiring in 2009, a 350,000 square foot warehouse distribution center in Austell, Georgia under a lease expiring in 2017 and a 190,000 square foot warehouse distribution center in Corona, California under a lease expiring in 2010. These distribution centers hold the majority of our inventory and regularly distribute inventory to 21 non-inventory stocking cross-dock locations strategically located throughout the United States and parts of Canada. We also have 24 A&A Auto Parts retail locations in Northeastern Pennsylvania. Of the cross-docks and A&A Stores, 26 facilities are leased. The leases for our leased facilities are scheduled to expire between 2008 and 2015. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. We have granted mortgages on our principal real property to secure our senior credit facilities.

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

No matters were submitted to a vote of our security holders during our fiscal quarter ended December 29, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities. There is one holder of record of our equity, Keystone Automotive Holdings, Inc. (“Holdings”). As of December 29, 2007, Holdings had 18 shareholders owning a total of 90,044,745 shares of Holdings’ Class A Common Stock and 10,004,973 shares of Holdings’ Class L Common Stock.

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Each of our Revolving Credit Agreement, Term Loan and indenture relating to our Notes generally prohibit the payment of dividends by us on shares of our common stock (other than dividends payable solely in shares of our capital stock), with certain limited exceptions for dividend payments to Holdings.

Item 6.	Selected Financial Data

The following tables present our selected historical consolidated financial data as of the dates and for the periods indicated. The financial data as of and for the periods from December 29, 2002 to October 30, 2003, and October 31, 2003 to January 3, 2004, and for the fiscal years ended January 1, 2005, December 31, 2005, December 30, 2006 and December 29, 2007 has been derived from the historical consolidated financial statements.

The selected historical data presented below is shown on two bases of accounting: predecessor and successor. The successor basis reflects the push down of fair value adjustments recorded as a result of the acquisition of Keystone Automotive Operations, Inc. by Keystone Automotive Holdings, Inc. on October 31, 2003 (the “Transaction”, as further described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). We operate on a 52/53-week per year basis with the fiscal year ending on the Saturday nearest December 31. The years ended January 1, 2005, December 31, 2005, December 30, 2006 and December 29, 2007 include 52 weeks while the year ended January 3, 2004 includes 53 weeks.

The selected information below should be read in conjunction with and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and accompanying notes thereto of Keystone Automotive Operations, Inc. included below in this document.

(in thousands)
	Periods
	Predecessor	Successor
	December 29, 2002 to October 30, 2003	October 31, 2003 to January 3, 2004	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007
Statement of Operations Data:
Net sales (1)	$343,506	$64,578	$448,965	$509,106	$618,724	$614,867
Cost of sales (2)(3)	228,088	53,382	300,420	343,165	422,086	427,195

Gross profit	115,418	11,196	148,545	165,941	196,638	187,672
Selling, general and administrative expenses (3)(4)	99,884	18,370	114,324	136,242	163,394	167,847
Net (gain) loss on sale of property, plant and equipment	(36)	(3)	—	(16)	(150)	65
Impairment of goodwill and long-lived assets (5)	—	—	—	—	—	9,735
Reorganization and other charges (6)	6,244	—	—	—	—

Total operating expenses	106,092	18,367	114,324	136,226	163,244	177,647

Income (loss) from operations	9,326	(7,171)	34,221	29,715	33,394	10,025
Interest expense, net	5,480	4,094	24,937	26,797	34,807	37,841
Write-off of deferred financing costs (7)	—	—	—	—	—	6,130
Other (income) expense	73	35	(216)	(10)	1	13

Total other expense, net	5,553	4,129	24,721	26,787	34,808	43,984

Income (loss) before income tax	3,773	(11,300)	9,500	2,928	(1,414)	(33,959)
Income tax provision (benefit)	1,297	(4,261)	3,799	1,097	(1,273)	(6,900)

Net income (loss)	$2,476	$(7,039)	$5,701	$1,831	$(141)	$(27,059)

Other Financial Data:
Capital expenditures (including capitalized software costs)	$(7,450)	$(434)	$(5,489)	$(6,834)	$(8,664)	$(6,748)
Depreciation and amortization	6,034	3,641	18,685	19,140	20,462	20,544

(in thousands)
	As Of
	January 3, 2004	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007
Balance Sheet Data (end of period):

Cash and cash equivalents	$7,552	$12,390	$8,172	$2,652	$9,893
Working capital (8)	54,263	61,486	93,857	129,936	124,027
Total assets	574,445	572,600	691,741	688,483	674,784
Total debt	290,000	282,500	361,087	374,393	373,045
Total shareholders’ equity	171,694	174,126	186,965	187,695	163,519

(1)	For the period December 29, 2002 to October 30, 2003, and the period October 31, 2003 to January 3, 2004, sales have been revised by $4.2 million and $0.2 million, respectively, due to the revision of sales to include sales of catalogs and other promotional materials which were previously classified as a reduction of selling, general and administrative.
(2)	Cost of sales for the periods October 31, 2003 to January 3, 2004 and January 4, 2004 to January 1, 2005 include $9.8 million and $3.5 million, respectively, in non-cash charges related to recognition of the fair market value adjustment on inventory recorded as part of the Transaction. Cost of sales for the period January 2, 2005 to December 31, 2005 include $1.0 million in non-cash charges related to recognition of the fair market value adjustment on inventory recorded as part of the Blacksmith Acquisition. Cost of sales for the year ended December 29, 2007 was impacted by a $3.4 million addition to the reserve for obsolete inventory.
(3)	For comparative purposes, certain prior period amounts have been reclassified to conform to current year presentation. The impact of the reclassifications was not material and did not impact net income (loss).
(4)	Selling, general and administrative expenses include management and advisory fees of the Company’s former and current equity sponsors totaling $0.4 million for the period December 29, 2002 to October 30, 2003; $0.3 million for the period October 31, 2003 to January 3, 2004; $1.6 million for each of the periods January 4, 2004 to January 1, 2005, January 2, 2005 to December 31, 2005 and January 1, 2006 to December 30, 2006. No such amounts are included for the period December 31, 2006 to December 29, 2007. Additionally, selling, general and administrative expenses for the period December 29, 2002 to October 30, 2003 include $26.6 million in Transaction-related bonuses.
(5)	In 2007, the Company recorded a goodwill impairment loss on our Retail segment of $9.6 million and an impairment charge on certain warehouse equipment of $0.1 million.
(6)	Reorganization and other charges consist of $6.5 million of Transaction-related costs in the period December 29, 2002 to October 30, 2003.
(7)	In the first quarter of 2007, the Company wrote-off approximately $6.1 million of deferred financing costs associated with the extinguishment of debt existing at December 30, 2006.
(8)	Working capital is defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

General Business Overview

We are the leading distributor of automotive aftermarket accessories and equipment purchased by consumers to improve the performance, functionality and appearance of their vehicles. We provide a critical link between a highly fragmented base of approximately 850 vendors and an even more fragmented base of approximately 20,000 customers. Our customers are principally small, independent installers and retailers of specialty automotive equipment with annual revenues of less than $1.0 million and annual purchases from us of less than $0.3 million. Due to their small size, these businesses rely on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. Similarly, our vendors are typically small to mid-sized businesses with annual revenues of less than $100.0 million, the majority of whom have revenues of less than $30.0 million, and we typically represent a significant portion of their sales. We provide a critical service to our vendors by stocking the full range of their products, managing the distribution of their products to a fragmented customer base and providing marketing support to develop demand for their products.

In 1999, we acquired the stock or assets of three companies: Automotive Performance Wholesalers, located in Kansas City, Kansas; Performance Improvements, located in Toronto, Canada; and American Specialty Equipment, located in Hauppauge, New York.

During 2001, we restructured these acquired operations in order to eliminate duplicate costs, implement our sales and marketing techniques and introduce our distribution network. Net sales and profit contribution from these markets have grown significantly since the time of acquisition. These acquisitions, together with the establishment of additional cross-dock locations, also have allowed us to extensively expand our geographic presence over the last six years.

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

•

Reliable’s stock was acquired in December of 2005. The company had operations in California, Colorado, Florida, Missouri, Minnesota, Texas, New York, Tennessee, Pennsylvania, Connecticut and Vermont. This acquisition provided us access to new customers and the ability to consolidate Reliable’s operations into the Company’s infrastructure.

In June of 2006, we opened a warehouse distribution center in Austell, Georgia to improve service to customers in the Southeast region.

In February of 2007, we relocated our Corona, California warehouse operations to a larger warehouse facility also located in Corona. In May of 2007, we opened a new cross-dock in Phoenix, Arizona and in November of 2007 we leased a new cross-dock in Rochester, New York which opened in January 2008.

Items Affecting Comparability

We operate on a 52/53-week per year basis with the year ending on the Saturday nearest December 31. The fiscal years ended December 31, 2005, December 30, 2006 and December 29, 2007 consisted of 52 weeks.

Changes in Fiscal Year/2003 Period

As a result of the transaction outlined below, we changed our basis of accounting as of October 30, 2003, as the fair value of the acquired assets and liabilities was “pushed-down” to Keystone’s books and records. As a result of the change in the basis of accounting on October 30, 2003, the consolidated statements of operations and comprehensive income, of cash flows and of stockholders’ equity have been prepared for both the period December 29, 2002 to October 30, 2003 and the period October 31, 2003 to January 3, 2004. The year ended January 3, 2004 is discussed on a full year basis, which the Company believes is the most meaningful basis for comparison because the customer base, products, distribution facilities and types of marketing programs were the same under the predecessor as they are under the successor.

The Transaction

On October 30, 2003, in a series of transactions, Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed holding company owned by Bain Capital Partners, LLC (“Bain Capital”), its affiliates, co-investors and our management, acquired all of our outstanding capital stock for a purchase price of $441.3 million (“the Transaction”). The aggregate cash costs, together with funds necessary to refinance certain of our existing indebtedness and associated fees and expenses, were financed by equity contributions of $179 million, new senior credit facilities in the amount of $115 million and the issuance and sale of $175 million of Notes.

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

Changes in Other Fiscal Years

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

During 2005, the Company made two acquisitions. Details of these acquisitions are presented below.

In May of 2005, the Company acquired all of the shares of capital stock of Blacksmith, a regional distributor of truck and automotive aftermarket accessories. The primary benefit of the Blacksmith Acquisition was access to new customers, vendors and the ability to integrate Blacksmith’s operations into the Company’s existing infrastructure. The results of operations for the Blacksmith Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The column entitled “Blacksmith Acquisition” in the table below summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Blacksmith Acquisition. “Other Intangible Assets” primarily represents the fair value of customer and vendor agreements that will be amortized over 17 years.

On December 23, 2005 pursuant to a Stock Purchase Agreement dated November 11, 2005, as amended by the Amendment to the Stock Purchase Agreement dated December 13, 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. for aggregate consideration of $60.1 million, consisting of $49.1 million in cash and seller notes with a fair market value of $11.0 million.

In December 2005, Holdings issued $11.0 million in notes payable in order to fund the difference in the Reliable Acquisition between amounts paid by the Company in cash and the aggregate purchase price. The notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The seller notes, the value of which were contributed by Holdings to the Company, require payment by Holdings prior to the maturity date in certain circumstances.

The primary benefit of the Reliable Acquisition was access to new customers, the ability to consolidate Reliable operations into the Company’s infrastructure and to expand operations in the West Coast and Southeast regions. The results of operations for the Reliable Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The column entitled “Reliable Acquisition” in the table below summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Reliable Acquisition. “Other Intangible Assets” primarily represents the fair value of customer agreements that will be amortized over 20 years.

(in thousands)
	Blacksmith Acquisition	Reliable Acquisition
Cash	$175	$—
Accounts receivable	3,520	11,314
Finished goods inventory	5,432	27,521
Other assets	182	497
Fixed assets	1,052	1,626
Other intangible assets	6,001	17,000
Goodwill	18,157	29,859
Accounts payable and other accruals	(3,809)	(27,728)

Purchase price	$30,710	$60,089

Operations Overview

In fiscal 2007, net sales decreased by $3.8 million, or 0.6%, from $618.7 million for the year ended December 30, 2006 to $614.9 million for the year ended December 29, 2007. The Distribution segment generated $590.6 million, or 96.1%, of net sales in fiscal 2007 compared to $594.3 million, or 96.1%, of net sales in fiscal 2006. The Retail segment generated $24.2 million, or 3.9%, of net sales in fiscal 2007 compared to $24.4 million, or 3.9%, of net sales in fiscal 2006.

Net loss of $27.1 million for the year ended December 29, 2007 represented a decrease of $27.0 million versus the year ended December 30, 2006. The decrease is attributed to a decline in gross profit, increases in selling, general and administrative expense and higher interest expense. The financial results for the year ended December 29, 2007 was also impacted by a non-cash charge for impairment of long-lived assets of $9.7 million and for the write-off of deferred financing cost of $6.1 million. Net income for the Distribution segment decreased by $18.0 million, from a net income of $0.7 million for the year ended December 30, 2006 to a net loss of $17.3 million for the year ended December 29, 2007. The Retail segment’s net loss increased by $9.0 million from a loss of $0.8 million for the year ended December 30, 2006 to a net loss of $9.8 million for the year ended December 29, 2007 primarily due to a goodwill impairment charge of $9.6 million. Details are provided in the section Year ended December 29, 2007 Compared to the Year ended December 30, 2006 in the Results of Operations section below.

In fiscal 2006, net sales increased $109.6 million, or 21.5%, from $509.1 million for the year ended December 31, 2005 to $618.7 million for the year ended December 30, 2006. The Distribution segment generated $594.3 million, or 96.1%, of net sales in fiscal 2006 compared to $482.3 million, or 94.7%, of net sales in fiscal 2005. The Retail segment generated $24.4 million, or 3.9%, of net sales in fiscal 2006 compared to $26.8 million, or 5.3%, of net sales in fiscal 2005.

For fiscal 2006, net income decreased $1.9 million, from net income of $1.8 million for the year ended December 31, 2005 to a net loss of $0.1 million for the year ended December 30, 2006. The year ended December 30, 2006 benefited from an increase in gross profit, partially a result of the two acquisitions made in 2005, which was more than offset by (i) an increase in operating expenses driven by the acquired businesses, higher fuel costs, and the Company’s decision to strategically invest in order to capitalize on market opportunities, and (ii) higher interest expense. Details are provided in the section Year ended December 30, 2006 Compared to the Year ended December 31, 2005 in the Results of Operations section below.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating results constitute for the periods indicated.

	Year Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Statement of operations data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.4	68.2	69.5

Gross profit	32.6	31.8	30.5
Selling, general and administrative expenses	26.7	26.4	27.3
Impairment of goodwill and long-lived assets	—	—	1.6

Income from operations	5.9	5.4	1.6
Interest expense, net	5.3	5.6	6.1
Write-off of deferred financing costs	—	—	1.0

Income (loss) before income tax	0.6	(0.2)	(5.5)
Income tax (expense) benefit	(0.2)	0.2	1.1

Net income (loss)	0.4%	0.0%	(4.4)%

Year ended December 29, 2007 Compared to the Year ended December 30, 2006

The following table and discussion are based on the consolidated operations of the Company for the periods indicated:

	Year Ended
	December 30, 2006	December 29, 2007	Dollar Change	Percent Change
(in thousands)
Net sales	$618,724	$614,867	$(3,857)	(0.6)%
Cost of sales	(422,086)	(427,195)	(5,109)	1.2

Gross profit	196,638	187,672	(8,966)	(4.6)
Selling, general and administrative expenses	(163,394)	(167,847)	(4,453)	2.7
Net gain (loss) on sale of property, plant and equipment	150	(65)	(215)	—
Impairment of goodwill and long-lived assets	—	(9,735)	(9,735)	—

Income (loss) from operations	33,394	10,025	(23,369)	(70.0)
Interest (expense), net	(34,807)	(37,841)	(3,034)	8.7
Write-off of deferred financing costs	—	(6,130)	(6,130)	*
Other income (expense)	(1)	(13)	(12)	*

Loss before income tax	(1,414)	(33,959)	(32,545)	*
Income tax benefit	1,273	6,900	5,627	*

Net loss	(141)	(27,059)	(26,918)	*
Other comprehensive income:
Foreign currency translation	(6)	442	448	*

Comprehensive loss	$(147)	$(26,617)	$(26,470)	* %

*	Percentage change intentionally left blank.

Net Sales. Net sales represents the sales of product and promotional items, fees and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns. The decrease in net sales is driven by a combination of factors, including (i) a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty, (ii) a year over year decline in truck and SUV sales, which directly impacts our business and (iii) the impact of customer attrition that occurred in the aftermath of the 2006 integration of the operations of Reliable, which was acquired in December 2005, into the Company’s operations. Sales from our Dropship fulfillment operations (shipping via third party delivery directly to the end-consumer on behalf of our customer) decreased by double digits, while the Northeast, Southeast, West Coast and National Accounts (customers that participate in retail markets on a national or multi-region basis) experienced single digit-declines. These decreases were partially offset by double digit growth in Canada, Midwest and International geographies. The Distribution segment accounts for 96.1% of the total net sales for both the years ended December 29, 2007 and December 30, 2006.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit decreased by $8.9 million, or 4.6%, from $196.6 million for the year ended December 30, 2006 to $187.7 million for the year ended December 29, 2007. The year ended December 29, 2007 was impacted by a $3.4 million addition to the reserve for obsolete inventory, or 0.6% effect on the gross margin and lower product selling margins resulting from continued competitive pressures in the marketplace. Gross margin was 30.5% for the year ended December 29, 2007 and 31.8% for the year ended December 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses - warehouse, delivery, marketing, selling and general and administrative, depreciation and amortization, information technology, and occupancy less certain benefits received from promotional activities. Selling, general and administrative expenses were $167.8 million or 27.3% of sales for the year ended December 29, 2007, and $163.4 million or 26.4% of sales for the year ended December 30, 2006. Delivery expense for the year ended December 29, 2007 increased by $1.9 million as compared to the year ended December 30, 2006, due to increased fuel prices and the cost of operating new delivery routes. Warehouse expense increased by $1.8 million due primarily to the full year impact of the Austell, Georgia distribution center that became operational in June 2006. Decreases in other areas of selling and general and administrative expense partially offset these increases.

Interest Expense, Net. Interest expense increased by $3.0 million, or 8.7%, from $34.8 million for the year ended December 30, 2006 to $37.8 million for the year ended December 29, 2007, primarily due to our debt refinancing that was completed in January 2007, which resulted in higher average indebtedness and increasing variable interest rates.

Income Tax Expense. Income tax credits increased by $5.6 million from a benefit of $1.3 million for the year ended December 30, 2006 to a benefit of $6.9 million for the year ended December 29, 2007. The effective tax rate of 20.3% is below the statutory tax rate primarily due to the non-deductibility of the goodwill impairment charge and a change in the state tax rate and valuation allowance.

Net Loss. Net loss increased by $27.0 million from $0.1 million for the year ended December 30, 2006 to $27.1 million for the year ended December 29, 2007. The year ended December 29, 2007 was impacted by a modest decrease in sales and lower gross margins, higher operating expenses incurred to support future growth, higher interest expense, a non-cash charge of $9.7 million for impairment of long-lived assets and the write-off of deferred financing costs of $6.1 million.

Results by Reportable Segment. We operate in two reportable segments: Distribution (“Distribution”) and Retail (“Retail”). The Distribution reportable segment encompasses the Company’s hub-and-spoke distribution network that distributes specialty automotive equipment for vehicles to our customers. The Retail reportable segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement parts and specialty accessories. See Note 11 to the Financial Statements for additional information. The Company’s Distribution segment decreased its consolidated net sales for the year ended December 29, 2007 by $3.7 million compared to the year ended December 30, 2006. The decrease in net sales is driven by a combination of factors, including (i) a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty, (ii) a year over year decline in truck and SUV sales, which directly impacts our business and (iii) the impact of customer attrition that occurred in the aftermath of the 2006 integration of the operations of Reliable, which was acquired in December 2005 into the Company’s operations.

Sales for the Retail segment decreased $0.2 million. The decrease in sales was attributable to fewer customer transactions in 2007 compared to 2006. The Retail reportable segment is not expected to contribute significantly to future growth.

Net income decreased by $18.0 million in the Distribution segment and by $9.0 million in the Retail segment. The Distribution segment was impacted by a decrease in sales and lower gross margins, higher operating expenses incurred to support future growth, higher interest expense and the write-off of deferred financing costs of $6.1 million. The increase in the Retail segment’s net loss is attributed to a decrease in sales, an increase in operating expenses, and the $9.6 million non-cash goodwill impairment charge, all of which were only partially offset by an increase in gross margin.

Year ended December 30, 2006 Compared to the Year ended December 31, 2005

	Period Ended
	December 31, 2005	December 30, 2006	Dollar Change	Percent Change
(in thousands)
Net sales	$509,106	$618,724	$109,618	21.5%
Cost of sales	(343,165)	(422,086)	(78,921)	23.0

Gross profit	165,941	196,638	30,697	18.5
Selling, general and administrative expenses	(136,242)	(163,394)	(27,152)	19.9
Net gain on sale of property, plant and equipment	16	150	134	—

Income from operations	29,715	33,394	3,679	12.4
Interest (expense), net	(26,797)	(34,807)	(8,010)	29.9
Other income (expense)	10	(1)	(11)	(110.0)

Income (loss) before income tax	2,928	(1,414)	(4,342)	(148.3)
Income tax (expense) benefit	(1,097)	1,273	2,370	(216.0)

Net income (loss)	1,831	(141)	(1,972)	(107.7)
Other comprehensive income:
Foreign currency translation	4	(6)	(10)	—

Comprehensive income (loss)	$1,835	$(147)	$(1,982)	(108.0)%

Net Sales. The primary driver of sales growth was the Distribution segment, specifically the acquisitions of Blacksmith and Reliable, the addition of new truck routes and new customers in both existing and new regions. The Distribution segment accounts for 96.1% and 94.7% of the total net sales for the years ended December 30, 2006 and December 31, 2005, respectively. The growth rate in all regions was double digits versus the prior year. We believe sales growth was somewhat mitigated by certain larger customers purchasing more products directly from manufacturers.

Gross Profit. Gross profit increased by $30.7 million, or 18.5%, from $165.9 million for the year ended December 31, 2005 to $196.6 million for the year ended December 30, 2006. Cost of goods sold for the year ended December 31, 2005 includes a non-cash charge of $1.0 million related to the recognition of a portion of the fair market value adjustment of inventory recorded as part of the Blacksmith Acquisition. The increase in gross profit was driven by the 21.5% increase in net sales, partially offset by lower product selling margin. Gross margin was 31.8% for the year ended December 30, 2006 and 32.6% for the year ended December 31, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $163.4 million or 26.4% of sales for the year ended December 30, 2006, and $136.2 million or 26.7% of sales for the year ended December 31, 2005. Included in selling, general and administrative expense for the years ended December 30, 2006 and December 31, 2005 are $7.6 million and $3.9 million, respectively, of expenses associated with the operating and integration cost of Blacksmith and Reliable. Also included in the years ended December 30, 2006 and December 31, 2005 are $0.4 million and $1.2 million, respectively, of expense related to professional fees related to the implementation of Sarbanes-Oxley Section 404. Delivery expense for the year ended December 30, 2006 increased by $6.5 million due to increased fuel prices and the cost of operating new delivery routes. Selling expense in 2006 increased by $4.8 million due to head count increases and employee related costs related to the Reliable Acquisition and the overall increase in business. Warehouse expense increased by $4.7 million related to increased head count, employee related cost, new locations related to the Reliable Acquisition and the addition of the new Austell, Georgia distribution center that became operational in June 2006.

General and administrative expense increased by $6.4 million to $48.8 million in the year ended December 30, 2006. Amortization and depreciation increased $1.2 million. The addition of new hires and wage inflation contributed $1.5 million of the increase, non-cash stock option expense contributed $1.5 million and increases in insurance and bad debt expense contributed an additional $2.1 million.

Interest Expense, Net. Interest expense increased by $8.0 million, or 29.9%, from $26.8 million for the year ended December 31, 2005 to $34.8 million for the year ended December 30, 2006, primarily due to an increase in debt related to the Reliable Acquisition and an increase in variable interest rates.

Income Tax Expense. Income tax expense decreased by $2.4 million from an expense of $1.1 million for the year ended December 31, 2005, with an effective tax rate of 37.5%, to a benefit of $1.3 million for the year ended December 30, 2006. The 2006 tax benefit was positively impacted by the completion of amended state and federal returns for prior years.

Net Income. Net income decreased by $1.9 million, from $1.8 million for the year ended December 31, 2005 to a loss of $0.1 million for the year ended December 30, 2006. The year ended December 30, 2006 was impacted by an increase in sales offset by lower gross margins, cost related to the operation and integration of Reliable and higher operating expenses incurred to support future growth.

Results by Reportable Segment. The Company’s Distribution segment increased its consolidated net sales for the year ended December 30, 2006 by $112.0 million over the year ended December 31, 2005. The increase in the Distribution segment’s revenue is due primarily to the Blacksmith Acquisition and Reliable Acquisition, the addition of new runs, new customers in both existing and new regions and new products introduced. See Note 11 to the Financial Statements for additional information.

The Distribution segment increase in sales of $112.0 million was partially offset by a $2.4 million decrease in sales in the Retail segment. The Retail reportable segment is not expected to contribute significantly to future growth. Net income decreased by $1.8 million in the Distribution segment and by $0.2 million in the Retail segment. The Distribution segment’s increase in sales was offset by a gross margin decline and an increase in operating and interest expense to support future growth in the Distribution segment. The Retail segment’s decrease in net income is attributed to a decrease in sales over fiscal year 2005.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the year ended December 29, 2007 was $21.3 million compared to a use of cash in operating activities of $9.9 million for the year ended December 30, 2006. The increase in cash from operations was driven primarily by a reduction of net operating assets employed in the business partially offset by decreased net income after adjustment for non-cash charges. Non-cash charges include such items as depreciation and amortization, deferred financing charges, write-offs of deferred financing charges and impaired goodwill and long-lived assets, net gain (loss) on sale of property, plant and equipment, deferred income taxes and non-cash stock-based compensation. Working capital decreased by $5.9 million or 4.5% from $129.9 million for the year ended December 30, 2006 to $124.0 million for year ended December 29, 2007.

Net cash used in operating activities during the year ended December 30, 2006 was $9.9 million compared to a use of cash in operating activities of $0.5 million for the year ended December 31, 2005. The increased use of cash was driven primarily by an increase in net operating assets employed in the business and a $1.6 million decrease in deferred income taxes.

Investing Activities. Net cash used in investing activities was $6.7 million for the year ended December 29, 2007 compared to $9.5 million used in investing activities for the year ended December 30, 2006. Net cash used in investing activities of $6.7 million for the year ended December 29, 2007 includes $5.6 million for the purchase of property, plant and equipment and $1.1 million related to capitalized software cost. Net cash used in investing activities was $9.5 million for the year ended December 30, 2006 compared to $97.5 million used in investing activities for the year ended December 31, 2005. Net cash used in investing activities of $9.5 million for the year ended December 30, 2006 includes $8.4 million for the purchase of property, plant and equipment and $1.9 million related to the Reliable Acquisition for transaction and working capital settlement charges. Net cash used in investing activities for the year ended December 31, 2005 includes $90.2 million to acquire Reliable and Blacksmith and $5.9 million for the purchase of property, plant and equipment.

Financing Activities. Net cash used in financing activities was $7.6 million for the year ended December 29, 2007, compared to net cash provided by financing activities of $13.9 million for the year ended December 30, 2006. The increase in cash used by finance activities was primarily driven by $6.3 million of financing costs incurred during the January 2007 refinancing. Net cash provided by financing activities was $13.9 million for the year ended December 30, 2006, compared to $93.7 million for the year ended December 31, 2005. The cash provided by finance activities in the year ended December 30, 2006 was generated by $24.3 million borrowed on the revolving line of credit offset by a $10.5 million pay down on the long-term debt. Under our revolving credit facility existing at December 29, 2007, we had $97.5 million in cash and borrowing capacity.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Keystone Automotive Holdings, Inc., the Company’s parent (“Holdings”); the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and together with the Term Loan, the “Credit Agreements”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements which replaced the Company’s prior credit agreement provide the Company with greater operational flexibility and liquidity to meet its growth and operational goals.

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

In 2008, our principal sources of funds are expected to be cash flows from operations. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months.

Debt Service. As of December 29, 2007, we had total indebtedness of $373.0 million and $87.6 million of borrowings available under our senior credit facilities and the Notes, subject to customary conditions. We had $3.9 million of letters of credit that reduce availability under the senior credit facilities.

The applicable margin on the Term Loan is 3.50% over LIBOR or 2.50% over base rate. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Borrower and Guarantors and a second priority interest in receivables and inventory. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or ..25% to .75% over base rate based on undrawn availability. The Revolver is secured by a first priority interest in all receivables and inventory and a second priority security interest in the stock of the subsidiaries and all other assets of the Borrower and Guarantors.

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

In the first quarter of 2007, the Company wrote-off approximately $6.1 million of deferred financing costs associated with the extinguishment of the debt associated with the prior debt agreement existing at December 30, 2006.

Capital Expenditures. We anticipate that we will spend approximately $8.0 million on capital expenditures in 2008. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $124.0 million at December 29, 2007. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak summer driving season, during which time our working capital tends to be reduced.

Distributions to Holdings. Holdings has no assets other than our equity. We made distributions of previous Transaction-related capital contribution of $3.5 million to Holdings in the nine month period ended October 2, 2004 as a result of Transaction-related state and federal tax refunds received. Our ability to make such distributions is limited by the Notes and the senior secured credit.

Acquisitions. As a part of our business strategy, we will continue to look for acquisition opportunities to acquire smaller companies that have either key customer relationships or are in areas not currently well served by our existing distribution network. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisition, it could be material to our business and require us to incur additional debt under our senior secured credit facilities or otherwise. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

Off-Balance Sheet Arrangements. For the year ended December 29, 2007, the Company had no off-balance sheet arrangements.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of December 29, 2007.

(in millions)
	Payments Due by Period
	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations (1)

Term Loan	$7.9	$4.0	$186.1	$—	$198.0
Senior subordinated notes	—	—	—	175.0	175.0
Revolving credit facility		—	—	—	—
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	7.7	11.4	5.1	5.7	29.9
Interest on indebtedness (2)	38.5	67.4	51.0	14.2	171.1

Total contractual cash obligations	$54.1	$82.9	$242.2	$194.9	$574.1

(1)	The Company is contingently liable for certain advisory fees. See Item 13 “Certain Relationships and Related Transactions.”
(2)	Represents interest on the Notes and interest on the senior credit facility assuming LIBOR of 8.55%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest expense on the senior credit facilities of $0.3 million assuming outstanding indebtedness of $200.0 million under our senior credit facilities.
(3)	The obligations above exclude $3.0 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with FIN 48. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all. See Note 9 to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes and Related Implementation Issues.” FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109 (“SFAS 109”) “Accounting for Income Taxes.” It requires that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merit. We adopted the provisions of FIN 48 at the beginning of our 2007 fiscal year.

In September of 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this statement will result in a change to our fair value measurements. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities in its consolidated financial position and results of operations.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company will be required to comply with the Act in two phases. The first phase will be effective for the Company’s fiscal year ended December 29, 2007 and will require the Company to furnish a management report on internal control over financial reporting. The second phase requires that the Company provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009.

On February 1, 2008 the SEC proposed an additional extension for non-accelerated filers to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting. Under the proposed amendment, we would be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141R will have on its consolidated financial statements, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009.

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

Revenue Recognition. Revenue is recognized when title and risk of loss are transferred to the customer, which occurs upon receipt by the customer when shipped on company vehicles and upon shipment of the product to the customer when shipped via common carrier. Revenue includes selling price of the product, promotional items and fees and all shipping and handling costs paid by the customer. Revenue is reduced at the time of sale for estimated sales returns based on historical experience. We review sales returns and maintain a reserve for sales returns based on historical trends. If returns were to increase, additional reserves could be required.

Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on our evaluation of levels of inventory that cannot be returned to vendors. We evaluate reserves based on judgments on our ability to restock inventory or return it to vendors. If our evaluation is incorrect, we could be required to record larger reserves. For the year ended December 29, 2007, the Company recorded provisions for obsolete, excess and slow moving inventory of $3.4 million. The Company determined that an increase in the reserve was necessary as a result of (i) certain stock keeping units (“SKUs”) related to the Company’s acquisition of

Reliable Investments, Inc. (“Reliable”) and Blacksmith Distributing, Inc. (“Blacksmith”) that have proven more difficult to sell than previously estimated; (ii) certain vendors discontinuing specific SKUs; and (iii) the Company discontinuing its business relationship with specific vendors. All of these negatively affect the Company’s future sales and margin forecasts for the related inventory. The discontinuances described in items (ii) and (iii) above also negatively affect the Company’s ability to return the inventory to those vendors for a full refund.

We value our inventories on a lower of cost or market basis using an average cost methodology. Average costs reflect actual costs for inventory purchases and an estimate of rebates due from vendors primarily related to volume. Accordingly, inventory values and cost of goods sold could vary if estimates of rebates differ from amounts actually received.

Income Taxes. We follow the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis of the assets and liabilities, and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Accordingly, as of the end of fiscal year 2007 the Company performed the first step of the of the SFAS No. 142 analysis for both the Distribution and Retail segments. Fair values were determined based on an income and market approach. The Distribution segment analysis indicated that no goodwill impairment existed at December 29, 2007. However, the Retail segment analysis indicated that the carrying value of the reporting unit’s net assets was in excess of fair value resulting from lower projections of near-term and long-term future cash flows resulting from weakening market conditions and increased competitive pressures. The Company performed the second step analysis, determined that an impairment had occurred and, accordingly, recorded an impairment loss of $9.6 million at December 29, 2007.

After the impairment loss, approximately $4.0 million of goodwill remains related to the Retail segment. We estimate that either a 0.5 percentage point decrease in the long-term growth rate or a 0.5 percentage point increase in the discount rate assumption would decrease fair value by approximately $0.7 million or $1.0 million, respectively.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance our debt and replace the Company’s existing senior secured credit agreement. As of December 29, 2007, the Company had $373.0 million in debt and the Revolver was undrawn. The interest rate on the $175 million Notes is fixed at 9.75%. As of December 29, 2007, our exposure to changes in interest rates is related to our Term Loan of $198.0 million which provides for quarterly principal and interest payments that vary between one to three months at LIBOR plus 350 basis points and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point increase or decrease in LIBOR would result in an approximately $2.0 million increase or decrease, respectively, to interest expense.

Item 8.	Financial Statements and Supplementary Data

The financial statements are listed in Part IV, Item 15 of this Annual Report on Form 10-K.

Report of Management

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Management’s Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. See Management’s Report on Internal Control over Financial Reporting on page F-2.

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the results of that assessment, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 29, 2007 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, executive officers and other key employees are as follows:

Name	Age	Position
Edward Orzetti	42	Chief Executive Officer, President and Director
Donald Grimes	45	Executive Vice President and Chief Financial Officer
Patrick Judge	61	Executive Vice President, Secretary and Compliance Officer
Anthony Fordiani	61	Senior Vice President, Logistics
Christian Koshinski	36	Vice President, Operations
Paul Edgerley	51	Director
Seth Meisel	35	Director
Blair Hendrix	43	Director
Gabriel Gomez	42	Director
Stephen Zide	48	Director

Edward Orzetti joined us in 2006 as Chief Executive Officer and President. Mr. Orzetti has a strong track record in leading successful businesses. Prior to joining us, Mr. Orzetti was employed by VWR International, Inc. (“VWR”), a $3.2 billion distributor of laboratory supplies to small and large customers in pharmaceuticals, universities and other markets, where he served as President of the Global Lab Business. Mr. Orzetti was previously President of a $400 million division of Textron, and held various executive leadership positions over 5 years with industrial subsidiaries of General Electric.

Donald Grimes joined us in 2007 as Executive Vice President and Chief Financial Officer. Prior to joining us he was employed by Brown-Forman Corporation for 15 years in a variety of positions including Vice President, Director of Beverage Finance and Vice President, Director of Corporate Planning and Analysis. Mr. Grimes began his career with Coopers and Lybrand.

Patrick Judge joined us in 1972 and became Executive Vice President, Secretary in 1998. He currently serves as our Compliance Officer and has held various positions, including general manager of A&A Auto Parts. He began his career with us as a manager of an A&A Auto Parts store. Mr. Judge is currently involved in all core business operations, including overseeing compliance, insurance, legal, real estate, acquisitions, risk management and corporate strategy.

Anthony Fordiani joined us in 1972 and currently serves as Senior Vice President, Logistics, where he is responsible for company-wide delivery logistics, including route planning and monitoring, truck acquisition and maintenance and driver management. Prior to holding this position, Mr. Fordiani managed our human resources and operational accounting.

Christian Koshinski joined us in 2006 as Manager of Process Improvement. In June 2007 he was promoted to Vice President of Operations. Prior to joining us he was employed by Textron, Inc. as Director of Strategic Planning of Bell Helicopter, Vice President of Textron Six Sigma & Transformation for Textron Fluid & Power, and Director of Master Black Belt at Bell Helicopter. Mr. Koshinski began his career as a Global Commodity Leader/Six Sigma Black Belt at GE Industrial Systems.

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

Seth Meisel became a director of our company in 2005. Mr. Meisel is a Principal at Bain Capital. Prior to joining Bain Capital in 1999, Mr. Meisel worked as a consultant and manager at Mercer Management Consulting in the industrial, financial services and retail industries. Mr. Meisel also serves on the Board of Directors of Broder Bros., Co.

Blair Hendrix became a director of our company in 2004. Mr. Hendrix is an Operating Partner at Bain Capital. Prior to joining Bain Capital in 2000, Mr. Hendrix was an Executive Vice President and Chief Operating Officer of DigiTrace, Inc. and was a management consultant at Corporate Decisions, Inc. (now Mercer Management Consulting).

Gabriel Gomez became a director of our company in 2008. Mr. Gomez is a Principal of Advent International Corporation which he joined in 2004. Mr. Gomez’ private equity experience covers a broad range of industries, including business services, healthcare, distribution, financial services and industrial products. Prior to joining Advent, he worked for three years at Summit Partners in its buyout Group. Mr. Gomez is also a director of Kirkland’s Inc. and Synventive Solutions LLC.

Stephen Zide became a director of our company upon consummation of the Transaction. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Broder Bros., Co., Innophos, Inc., HD Supply, Inc. and Edcon Holdings (Pty) Limited.

Our Board of Directors

Our Board of Directors consists of 6 members. Directors serve until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Directors may be removed at any time, with or without cause, by vote of our shareholder. Our board of directors currently has two standing committees: an Audit Committee and a Compensation Committee.

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

Our Board of Directors has determined that one member of our Audit Committee, Mr. Hendrix, is qualified to be an “audit committee financial expert” within the meaning of SEC regulations. The Board reached its conclusion as to the qualifications of Mr. Hendrix based on his education and experience in analyzing financial statements of a variety of companies. Mr. Hendrix, as Operating Partner of Bain Capital, LLC, which through its affiliated investment funds holds over 73% of the outstanding common stock of Keystone Automotive Holdings, Inc., which controls the Company, does not meet the standards of independence adopted by the SEC. Mr. Meisel also does not meet the standards of independence.

Nominees to Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

A copy of our code of ethics (Keystone Automotive Operations, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior officers is attached as Exhibit 14.1 to the Keystone Automotive Operations 10-K for the year ended December 29, 2007.

Item 11.	Executive Compensation

General Philosophy and Objectives of the Compensation Programs

Keystone’s objective is to provide competitive executive compensation that is commensurate with both the role and qualifications of the incumbent and is sufficiently competitive to allow the Company to attract and retain high-quality management talent.

Keystone’s compensation philosophy for all management, including the CEO, is to provide a balance of base salary, short-term incentive opportunities tied to achievement of specific corporate performance goals, and for a group of management members (spanning manager through EVP ranks), a long-term incentive award to promote retention during longer term Company evolution and financial performance. In 2007, the annual short-term incentive program has two gates that determine individual participant awards. First, the overall company performance determines percentage of the bonus pool that will be available for disbursement. The Board makes this determination based on agreed upon corporate financial performance and achievement of certain strategic and operating objectives. The Board approved performance assessment determines the pool available for distribution. The funds are disbursed based on a combination of the target bonus percent for the plan participant and their individual performance against their goals during the year. This is determined by a formal year-end Talent Review Process (e.g. performance review process). In each instance, it is a combination of overall performance for the company and then the individual that determines the amount of the award.

Compensation Committee Process

The Compensation Committee of the Board of Directors has responsibility for approving all compensation and short/long term awards to executive officers and the senior leadership of the Company, which includes the chief executive officer and chief financial officer as well as all vice president-level management members. In addition, the Compensation Committee reviews and approves all stock option grants, annual bonus plans, year-end plan pay-out recommendations, and recommended revisions to the compensation or bonus plans.

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

Other Compensation

Non-cash perquisites are provided through employment agreements to certain executives (including life and health insurance coverage, club memberships and car allowances) as detailed in the narrative accompanying the Summary Compensation Table. Keystone provides a defined contribution 401(k) retirement savings plan in lieu of a defined benefit pension plan.

Report of the Compensation Committee

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 29, 2007.

Submitted by:

Stephen Zide, Chairman

Blair Hendrix

Edward Orzetti

Members of the Committee

Impact of Performance on Compensation

In 2006, Keystone introduced a Talent Review Process (TRP) that incorporates goal setting, performance review and succession planning. The TRP was initially introduced to the top tier of management, including the NEOs, in 2006 and 2007, and was extended to the next level of management in late 2007. The performance results documented as a result of this process serve as the basis for short term incentive awards for the individuals being reviewed. Cascade of the process to the next levels of the organization will occur in 2008.

To date, material compensation decreases or increases have not been a factor in compensation plan administration.

Summary Compensation Table

The following table summarizes the total compensation paid to, earned by or awarded to the top eight (8) most highly paid executive officers in Keystone for the fiscal year 2007(1). This group includes the CEO, CFO, former CFO and the next three most highly compensated executives. Also included on the table are two former executives whose 2007 compensation would have been included in the top three highly paid executives had they been employed at December 29, 2007 (the “Named Executive Officers” (NEOs)).

Name and Principal Position	Year	Salary	Bonus(2)	Option Awards(3)	All Other Compensation		Total
Edward Orzetti Chief Executive Officer and President	2007	$560,577	$330,000	$—	$38,434	(4)	$929,011
	2006	461,469	—	2,602,203	22,464	(4)	3,086,136

Donald Grimes Executive Vice President and Chief Financial Officer	2007	306,250	200,000	—	265,791	(5)	772,041
	2006	—	—	—	—		—

Patrick Judge Executive Vice President, Secretary and Compliance Officer	2007	217,293	60,000	—	43,058	(6)	320,351
	2006	213,665	29,349	—	33,200	(6)	276,214

Anthony Fordiani Senior Vice President Logistics	2007	212,429	60,000	—	38,861	(7)	311,290
	2006	196,797	46,340	—	28,984	(7)	272,121

Christian Koshinski Vice President Operations	2007	189,615	65,000	—	107,136	(8)	361,751
	2006	82,612	12,750	31,396	176,928	(8)	303,686

Bryant Bynum Former Executive Vice President and Chief Financial Officer	2007	50,277	54,467	453,262	313,300	(9)	871,306
	2006	277,573	—	—	28,179	(9)	305,752

Richard Piontkowski Former Senior Vice President Sales	2007	49,600	—	124,982	238,871	(10)	413,453
	2006	212,000	—	—	25,773	(10)	237,773

Richard Kovalick Former Vice President Retail Operations	2007	145,555	—	—	237,764	(11)	383,319
	2006	196,797	—	—	21,633	(11)	218,430

Table Notes:

(1)	The Company does not provide Stock Awards, Non-Equity Incentive Plan Compensation, Pensions, or Nonqualified Deferred Compensation Earnings.
(2)	Bonus: This bonus category represents a discretionary 2008 bonus for 2007.
(3)	Option Awards: Represents stock option awards to newly hired NEOs and former executives. The Company used the Black-Scholes option pricing model and a Monte Carlo lattice option pricing model to determine the fair value of the awards.
(4)	All Other Compensation for Mr. Orzetti represents insurances (life and health), car allowance, gas card allowance and 401(k) match for 2007 and 2006. 2007 also includes a club membership.
(5)	All Other Compensation for Mr. Grimes represents car allowance, gas card allowance, 401(k) match and $254,598 of relocation assistance.
(6)	All Other Compensation for Mr. Judge represents health and life insurance, car allowance, gas card allowance, club membership and 401(k) match for 2007 and 2006.
(7)	All Other Compensation for Mr. Fordiani represents health and life insurance, car allowance, gas card allowance and 401(k) match for 2007 and 2006.
(8)	All Other Compensation for Mr. Koshinski represents gas card allowance and $104,451 of relocation assistance for 2007. All other compensation for 2006 represents a reimbursement for loss on a sale of a home.
(9)	All other compensation for Mr. Bynum represents health and life insurance, car allowance, gas card allowance and 401(k) match for 2007 and 2006. Also included in 2007 is a severance payment of $298,521 which represents a lump sum payment of annual base salary and five (5) weeks vacation pay. 2007 also includes a club membership.
(10)	All Other Compensation for Mr. Piontkowski represents health and life insurance, car allowance, gas card allowance and 401(k) match for 2007 and 2006. Also included in all other compensation for 2007 is a severance payment of $228,000 which represents a lump sum payment of annual base salary and five (5) weeks vacation pay. 2007 also includes a club membership.

(11)	All Other Compensation for Mr. Kovalick represents health and life insurance, car allowance, gas card allowance and 401(k) match for 2007 and 2006. Also included in all other compensation for 2007 is a severance payment of $211,650 which represents a lump sum payment of annual base salary and five (5) weeks vacation pay.

On March 3, 2006, Mr. Orzetti entered into an employment agreement that provides for an initial base salary of $550,000. He is eligible to receive an annual bonus at a target level of 100% of his base salary subject to adjustment based on his performance and Holdings’ achievement of operating targets established by the Board of Directors of Keystone Automotive Holdings, Inc. (“Holdings”). The agreement also contains provisions regarding participation in perquisites including club memberships and car allowances. Mr. Orzetti’s agreement provides for an initial three-year term that will automatically extend for successive additional one-year terms unless either party gives at least 90 days prior written notice of non-renewal.

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with Mr. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, which we collectively refer to as the “restricted stock,” subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the restricted stock vests on October 31, 2008 and the remaining fifty percent (50%) vests on June 30, 2010, if Mr. Orzetti is continuously employed by the Company or a subsidiary through such dates, subject to earlier vesting upon certain events, including a Sale of the Company (as defined in the Restricted Stock Agreement). If Mr. Orzetti’s employment with the Company is terminated, he will forfeit any unvested shares of restricted stock. Mr. Orzetti has full voting rights with respect to the shares of restricted stock, but until the shares vest he may not transfer any of the shares and the Company will retain physical custody of the certificates for the shares. In addition, prior to vesting, any dividends to which the shares of restricted stock are entitled will be accumulated and held by the Company subject to the same restrictions as the underlying shares.

On April 2, 2007, Mr. Grimes entered into an employment agreement that provides for an initial base salary of $325,000. He is eligible to receive an annual bonus at a target level of 70% of his base salary subject to adjustment based on his performance and Holding’s achievements of operations targets established by the Board of Directors of Keystone Automotive Holdings, Inc. This agreement also contains provisions regarding participation in perquisites including car allowances. Mr. Grimes’ agreement provides for an initial three-year term that will automatically extend for successive additional one-year terms unless either party gives at least 90 days written notice of non-renewal.

On October 30, 2003, Mr. Judge entered into an employment agreement. He is eligible to receive an annual bonus at a target level of 40% of base salary. The agreement also contains provisions regarding participation in perquisites including life and health insurance, club memberships and car allowances. Mr. Judge’s agreement provides for an initial three-year term that will automatically extend for successive additional one-year terms unless either party gives at least 90 days prior written notice of non-renewal.

On October 30, 2003, Mr. Fordiani entered into an employment agreement. He is eligible to receive an annual bonus at a target level of 40% of base salary. The agreement also contains provisions regarding participation in perquisites including car allowances. Mr. Fordiani’s agreement provides for an initial three-year term that will automatically extend for successive additional one-year terms unless either party gives at least 90 days prior written notice of non-renewal.

On July 5, 2006, Mr. Koshinski joined the company and receives a salary of $195,000. He is eligible to receive an annual bonus at a target level of 40% of base salary.

Grants of Plan Based Awards Table

Name	Grant Date	Class A or L	All Other Option Awards: Number of Securities Underlying Options(1) #	Exercise or Base Price of Option Awards(2) ($/Sh)	Grant Date Fair Value
Bryant Bynum (3)	3/14/2007	A	778,518	$0.3889	$407,936
	3/14/2007	L	86,502	31.50	45,326
Richard Piontkowski (4)	12/12/2007	A	973,159	0.3889	112,484
	12/12/2007	L	108,129	31.50	12,498

Table Notes:

(1)	Reflects current year grants of options to purchase shares of Holdings’ authorized but un-issued Class A and Class L common stock. A five (5) year vesting schedule, providing for annual 20% vesting, underlies the awards. The date of hire determines the vesting date. The Company used the Black-Scholes option pricing model and a Monte Carlo lattice model to determine the fair value of the awards.
(2)	In the event of a sale of the Company, the options will immediately become exercisable.
(3)	Mr. Bynum resigned from the Company effective January 19, 2007. Per his separation agreement, Mr. Bynum’s existing stock options were canceled, and new stock options were issued. These stock options are fully vested and expire in 2014.
(4)	Mr. Piontkowski resigned from the Company effective March 21, 2007. Per his separation agreement, Mr. Piontkowski’s existing stock options were canceled, and new stock options were issued. These stock options are fully vested and expire in 2014.

The Company does not have non-equity incentive plan awards, equity incentive plan awards or stock awards.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Class A or Class L	Number of Securities Underlying Unexercised Options Exercisable #	Number of Securities Underlying Unexercised Options Unexercisable #	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date
Edward Orzetti (1)	A	244,934	979,735		0.7044	2016
	A	244,934	979,735		0.7044	2016
	A	244,934	979,736		0.7044	2016
	L	27,215	108,859		21.20	2016
	L	27,215	108,859		21.20	2016
	L	27,214	108,860		21.20	2016

Donald Grimes		—	—

Patrick Judge (2)	A	183,161	45,790		0.19	2013
	A	192,795	48,198		0.39	2013
	A	202,946	50,737		0.58	2013
	L	20,351	5,088		15.75	2013
	L	21,421	5,356		31.50	2013
	L	22,550	5,637		47.25	2013

Anthony Fordiani (2)	A	135,158	33,790		0.19	2013
	A	142,272	35,568		0.39	2013
	A	149,760	37,440		0.58	2013
	L	15,018	3,754		15.75	2013
	L	15,808	3,952		31.50	2013
	L	16,640	4,160		47.25	2013

Christian Koshinski (1)	A	3,000	12,000		0.7044	2016
	A	3,000	12,000		0.7044	2016
	A	3,000	12,000		0.7044	2016
	L	333	1,334		21.20	2016
	L	333	1,334		21.20	2016
	L	333	1,333		21.20	2016

Bryant Bynum (3)	A	778,518	—		0.3889	2014
	L	86,502	—		31.50	2014

Richard Piontkowski (3)	A	973,159	—		0.3889	2014
	L	108,129	—		31.50	2014

Richard Kovalick		—	—

Options have a five year vesting schedule, providing for annual 20% vesting.

Table Notes:

(1)	The options were issued in 2006 and vesting occurs 20% annually through 2011.
(2)	The options were issued in 2003 and will fully vest in 2008.
(3)	Mr. Bynum and Mr. Piontkowski resigned from the Company in 2007. Their separation agreements provide for the cancellation of their existing stock options and the issuance of new stock options. All options are fully vested and expire in 2014.

Option Exercises and Stock Vested

There were no stock options exercised during fiscal 2007 by any Named Executive Officers. We do not award stock grants.

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

On March 3, 2006, Mr. Orzetti entered into an employment agreement that provides for post-termination benefits. If Mr. Orzetti’s employment is terminated by Holdings without cause or by him with good reason or if his employment terminates as a result of his death or disability, Mr. Orzetti will be entitled to continue to participate in Holding’s health and insurance benefit plans for a period of one year and to receive severance payments equal to one year’s base salary plus a pro rata portion of his target bonus for the year in which his employment ends plus an additional amount equal to the amount of his prior year’s bonus. In addition, the agreement contains a 24 month covenant not to compete and a covenant regarding non-solicitation and non-interference with respect to employees, customers and suppliers. The total amount of payments due Mr. Orzetti under his employment agreement, in the event of his termination as described above, is approximately $1.4 million assuming a June 30 separation date and a prior year bonus based on 100% of his salary.

On April 2, 2007, Mr. Grimes entered into an employment agreement that provides for post-termination benefits. If Mr. Grimes’s employment is terminated by Holdings without cause or by him with good reason or if his employment terminates as a result of his death or disability, Mr. Grimes will be entitled to continue to participate in Holding’s health and insurance benefits plan for a period of one year and to receive severance payments equal to one year’s base salary plus a pro rata portion of his target bonus for the year in which his employment ends plus an additional amount equal to the amount of his prior year’s bonus as applicable. In addition, the agreement contains a 12 month covenant not to compete and a covenant regarding the non-solicitation and non-interference with respect to employees, customers and suppliers. The total amount of payments due to Mr. Grimes under his employment agreement, in the event of his termination as described above, is approximately $0.7 million assuming a June 30 separation date and a prior year bonus based on 70% of his salary.

Mr. Judge’s employment agreement also provides for post-termination benefits. If Mr. Judge’s employment is terminated or if his employment terminates as a result of his death or disability, Mr. Judge will be entitled to continue to participate in health and insurance benefit plans for a period of one year and to receive severance payments equal to one year’s base salary plus a pro rata portion of his target bonus for the year in which his employment ends plus an additional amount equal to the amount of his prior year’s bonus. In addition, the agreement contains a 12 month covenant not to compete. The total amount of payments due to Mr. Judge under his employment agreement, in the event of his termination as described above, is approximately $0.4 million assuming a June 30 separation date and a prior year bonus based on 40% of his salary.

Mr. Fordiani’s employment agreement also provides for post-termination benefits. If Mr. Fordiani’s employment is terminated or if his employment terminates as a result of his death or disability, Mr. Fordiani will be entitled to continue to participate in health and insurance benefits plans for a period of one year and to receive severance payments equal to one year’s base salary plus a pro-rata portion of his target bonus for the year in which his employment ends plus an additional amount equal to the amount of his prior year’s bonus as applicable. In addition, the agreement contains a 12 month covenant not to compete. The total amount of the payments due to Mr. Fordiani under his employment agreement, in the event of his termination as described above, is approximately $0.4 million assuming a June 30th separation date and a prior year bonus based on 40% of his salary.

On January 15, 2007, Mr. Bynum announced his resignation from the Company effective January 19, 2007. The terms of his separation agreement provide for a lump sum payment of $272,336, which is equal to one year’s base salary. He also received $108,934, 50% of which was paid in 2007, and the remainder was paid on February 28, 2008. The agreement provides for continuation of Mr. Bynum’s disability and life insurance benefits and access to COBRA health insurance coverage through February 28, 2008. The agreement also provides for the cancellation of Mr. Bynum’s existing stock options as of February 28, 2007, and for the issuance of 86,502 shares of options to purchase Class L common stock at an exercise price of $31.50 per share and 778,518 shares of options to purchase Class A common stock at an exercise price of $0.3889 per share. The new options represent an amount equal to 65% of Mr. Bynum’s canceled options. In addition, the agreement contains a 12 month covenant not to compete. The total amount of payments due to Mr. Bynum under his separation agreement is approximately $0.4 million.

Mr. Piontkowski announced his resignation from the Company effective March 21, 2007. Mr. Piontkowski will be entitled to continue to participate in health and insurance benefits plans for a period of one year. His agreement also provides for a lump sum payment of $208,000, which is equal to one year’s base salary. The agreement also provides for the cancellation of Mr. Piontkowski’s existing stock options and for the issuance of 108,129 shares of options to purchase Class L common stock at an exercise price of $31.50 per share and 973,159 shares of options to purchase Class A common stock at an exercise price of $0.3889 per share. In addition, the agreement contains a 12 month covenant not to compete. The total amount of the payments due to Mr. Piontkowski under his employment agreement is approximately $0.2 million.

Mr. Kovalick announced his resignation from the Company effective September 21, 2007. Mr. Kovalick will be entitled to continue to participate in health and insurance benefits plans for a period of one year. His separation agreement also provides for a lump sum severance payment of $193,084, which is equal to one year’s base salary. In addition, the agreement contains a 12 month covenant not to compete. The total amount of the payments due to Mr. Kovalick under his employment agreement is approximately $0.2 million.

In the event of a sale of the Company, the options granted to the foregoing executives will become immediately exercisable. Keystone does not offer its leadership members other change of control benefits. If employment is terminated as a result of Change in Control, then the Compensation Committee will consider severance plan actions.

Retirement

Keystone provides employees with a company matching 401(k) retirement savings plan. Under the plan, the Company matches 50 percent of the employee’s contribution. The employer contribution is capped at 2% of the employee’s compensation.

Compensation of Directors

Edward Orzetti, our only director who is also one of our executive officers, does not receive any additional compensation for service as a member of our Board of Directors.

All of our other directors (each a “non-employee director”), are directly affiliated with either Bain Capital or Advent International Corporation, two significant shareholders of Holdings, our parent corporation. None of the non-employee directors individually receive any compensation from us for serving on the Board. We have, however, entered into advisory agreements with each of Bain Capital and Advent International Corporation, pursuant to which we may pay annual fees to these parties. See “Certain Relationships and Related Transactions.”

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

Holdings owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings’ common stock as of March 28, 2008 by: (i) each person or entity who owns of record or beneficially 5% or more of any class of Holdings’ voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Keystone Automotive Operations, Inc., 44 Tunkhannock Avenue, Exeter, Pennsylvania 18643.

Name	Shares Beneficially Owned (1)
	Class A Common Stock		Class L Common Stock (2)
	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Principal Shareholders:
Bain Capital Fund VII, L.P. and related entities (3)	70,482,857	73.3%	7,831,429	73.3%
Advent International Corporation (4)	10,285,715	10.7	1,142,858	10.7
Bear Stearns Merchant Capital II, L.P. (5)	5,142,857	5.3	571,429	5.3
Named Executive Officers and Directors:
Bryant Bynum (6)(7)	1,138,518	1.2	126,502	1.2
Paul Edgerley (8)	—	—	—	—
Anthony Fordiani (9)	684,333	*	76,037	*
Donald Grimes	—	—	—	—
Blair Hendrix (10)	—	—	—	—
Patrick Judge (11)	1,247,473	1.3	138,608	1.3
Richard Kovalick (12)	668,571	*	74,286	*
Christian Koshinski (13)	9,000	*	1,000	*
Seth Meisel (14)	—	—	—	—
Edward Orzetti (15)	734,802	*	81,644	*
Richard Piontkowski (16)(17)	1,230,302	1.3	136,700	1.3
Gabriel Gomez (18)	—	—	—	—
Stephen Zide (19)	—	—	—	—
Executive Officers and Directors as a group:
(10 Persons)	2,675,608	2.8	297,289	2.8

*	Represents less than 1%.
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.
(2)	The Class L common stock is the same as the Class A common stock, except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.
(3)	These shares are held by Bain Capital Fund VII, LLC (“BCF VII”), Bain Capital VII Coinvestment Fund, LLC (“BC Co-Invest”), BCIP Associates III, LLC (“BCIP III”), BCIP T Associates III, LLC (“BCIPT III”), BCIP Associates III-B, LLC (“BCIP III-B”), BCIP T Associates III-B, LLC (“BCIPT III-B”), Sankaty High Yield Partners II, L.P. (“Sankaty II”), Sankaty High Yield Partners III, L.P. (“Sankaty III”) and, together with BCF VII, BC Co-Invest, BCIP III, BCIPT III, BCIP III-B, BCIPT III-B and Sankaty II, the “Bain Entities”). The address of the Bain Entities is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(4)	These shares are held by Global Private Equity IV Limited Partnership (“Global IV”), Advent Partners II Limited Partnership (“Advent II”) and Advent Partners GPE-IV Limited Partnership (“Advent GPE” and, together with Global IV and Advent II, the “Advent Entities”). Advent International Corporation serves as manager of the Advent Entities and exercises sole voting and investment power over these shares. The address of the Advent Entities is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.

(5)	These shares are held by Bear Stearns Merchant Banking Partners II, L.P. (“BSMBP II”), Bear Stearns Merchant Banking Investors II, L.P. (“BSMBI II”), Bear Stearns MB-PSERS II, L.P. (“BS MB-PSERS”), The BSC Employee Fund III, L.P. (“BSC Employee Fund III”), and BSC Employee Fund IV, L.P. (“BSC Employee Fund IV” and, together with BSMBP II, BSMBI II, BS MB-PSERS and BSC Employee Fund III, the “Bear Stearns Entities”). Bear Stearns Merchant Capital II, L.P. is the general partner of each of the Bear Stearns Entities and exercises voting and investment control over the shares held by the Bear Stearns Entities. The address of the Bear Stearns Entities is c/o The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179.
(6)	Includes 778,518 shares of Class A common stock and 86,502 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.
(7)	Mr. Bynum resigned effective January 19, 2007.
(8)	Mr. Edgerley is a member and managing director of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Edgerley or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Edgerley is also a limited partner of BCP VII. In such capacities, Mr. Edgerley may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Edgerley disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Edgerley’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(9)	Includes 427,190 shares of Class A common stock and 47,466 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.
(10)	Mr. Hendrix is a general partner of BCIP Associates III and BCIP Trust Associates III. In such capacities, Mr. Hendrix may be deemed to have a beneficial ownership in securities held by such entities. Mr. Hendrix disclaims beneficial ownership of any shares held by such entities. However, in such capacities he has a pecuniary interest in certain of the shares held by such entities. Mr. Hendrix address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(11)	Includes 578,902 shares of Class A common stock and 64,322 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.
(12)	Mr. Kovalick resigned effective September 21, 2007.
(13)	Includes 9,000 shares of Class A common stock and 1,000 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.
(14)	Mr. Meisel is a principal at Bain Capital. Mr. Meisel may be deemed to have a beneficial ownership in securities held by such entities. Mr. Meisel disclaims beneficial ownership of any shares held by such entities. However, in such capacities he has a pecuniary interest in certain of the shares held by such entities. Mr. Meisel’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(15)	Includes 734,802 shares of Class A common stock and 81,644 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.
(16)	Includes 973,159 shares of Class A common stock and 108,129 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.
(17)	Mr. Piontkowski resigned effective March 21, 2007.
(18)	Mr. Gomez is a Principal of Advent International Corporation and disclaims beneficial ownership of all shares held by the Advent Entities. Mr. Gomez’s address is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.
(19)	Mr. Zide is a managing director of BCI. Mr. Zide or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Zide is also a limited partner of BCP VII. In such capacities, Mr. Zide may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Zide disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Zide’s address is c/o Bain Capital NY, LLC, 745 Fifth Avenue, New York, New York 10151.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Purchases of Notes by Chief Executive Officer

During 2007, Edward Orzetti, our President and Chief Executive Officer, purchased $3.0 million of our Notes. The purchases were approved by the Board of Directors.

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

The advisory agreement has an initial term ending on December 31, 2004, subject to automatic one-year extensions unless we or Advent provide(s) written notice of termination. The advisory agreement has been renewed. Advent will receive customary indemnities under the advisory agreement.

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

Other Affiliate Transactions

An affiliate of Bain Capital is a lender under the credit agreement governing our senior credit facilities and currently owns a portion of our Notes. The affiliate of Bain is also a lender under the new Term loan.

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

Audit and Audit-Related Fees

Aggregate fees recognized by the Company during the fiscal years ending December 29, 2007 and December 30, 2006 by its Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, are set forth below. The Audit Committee of the Company’s Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountants’ independence.

	2006	2007
Audit Fees (1)	$621,367	$535,115
Audit-Related Fees (2)	—	25,600
Tax Fees	—	—
All Other Fees (3)	1,500	1,500

Total aggregate fees billed	$622,867	$562,215

(1)	Includes fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and the review of financial statements, including the Company’s SEC filings. The fees are for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory or regulatory filings or engagements.
(2)	Includes fees for special and non-recurring projects related to Sarbanes-Oxley Section 404 and the adoption of FIN 48.
(3)	Includes fees for the following software: Accounting, Auditing and Reporting Library.

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

All services provided by PricewaterhouseCoopers LLP in fiscal 2007 were pre-approved by the Audit Committee.

Our Audit Committee also has approved the licensing of the PricewaterhouseCoopers on-line library of financial reporting and assurance literature for compliance with Section 202 of the Sarbanes-Oxley Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

The following financial statements are included in Item 8:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

(iii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended December 29, 2007, Year Ended December 30, 2006 and Year Ended December 31, 2005.

(iv)	Consolidated Statements of Changes in Shareholder’s Equity for the Year Ended December 29, 2007, Year Ended December 30, 2006 and Year Ended December 31, 2005.

(v)	Consolidated Statements of Cash Flows for the Year Ended December 29, 2007, Year Ended December 30, 2006 and Year Ended December 31, 2005.

(vi)	Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Attilla A. Kovach, Melinda R. Kovach, Laszlo A. Kovach and Blacksmith Distributing, Inc., incorporated by reference to Exhibit 2.1 to the Form 10-K filed on March 30, 2006.
2.2	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Robert L. Price, Gregory W. Doyle, Daniel E. Richardson, CID Mezzanine Capital, L.P. and Reliable Investments, Inc., incorporated by reference to Exhibit 2.2 to the Form 10-K filed on March 30, 2006.
2.3	Agreement and Plan of Merger by and among Keystone Automotive Distributors Inc. and Keystone Automotive Distributors Company, LLC, dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.
3.1	Amended and Restated Articles of Incorporation of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4 filed on January 27, 2004.
3.1a	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1a to the Form S-4 filed on January 27, 2004.
3.1b	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1b to the Form S-4 filed on January 27, 2004.
3.1c	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1c to the Form S-4 filed on January 27, 2004.
3.2	By-laws of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.11 to the Form S-4 filed on January 27, 2004.
3.3	Limited Liability Company Certificate of Formation of Keystone Automotive Distributors Company, LLC, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.
3.4	Operating Agreement of Keystone Automotive Distributors Company, LLC, dated as of January 27, 2006, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

4.1	Indenture dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the Guarantors party thereto and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Form S-4 filed on January 27, 2004.
4.2	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the subsidiaries of the Company party thereto, Banc of America Securities LLC and UBS Securities LLC, incorporated by reference to Exhibit 4.2 to the Form S-4 filed on January 27, 2004.
4.3	Supplemental Indenture dated as of February 10, 2006 by and among Keystone Automotive Operations, Inc., Keystone Automotive Distributors Company, LLC, and The Bank of New York, as Trustee incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.
10.1	Stockholders Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the stockholders party thereto, incorporated by reference to Exhibit 10.5 to the Form S-4 filed on January 27, 2004.
10.2	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the Stockholders party thereto, incorporated by reference to Exhibit 10.6 to the Form S-4 filed on January 27, 2004.
10.3	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Patrick Judge, incorporated by reference to Exhibit 10.9 to the Form S-4 filed on January 27, 2004.
10.4	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Richard Piontkowski, incorporated by reference to Exhibit 10.10 to the Form S-4 filed on January 27, 2004.
10.5	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Richard Kovalick, incorporated by reference to Exhibit 10.11 to the Form 10-K filed on April 1, 2005.
10.6	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Anthony Fordiani, incorporated by reference to Exhibit 10.12 to the Form 10-K filed on April 1, 2005.
10.7	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Lawrence Montante, incorporated by reference to Exhibit 10.14 to the Form 10-K filed on April 1, 2005.
10.8	Employment Agreement dated as of February 20, 2006 by and between Keystone Automotive Holdings, Inc. and Edward H. Orzetti, incorporated by reference to Exhibit 10.142 to the Form 10-K filed on March 30, 2006.
10.9	Separation Agreement dated as of March 14, 2007 by and between Keystone Automotive Holdings, Inc. and Bryant P. Bynum, incorporated by reference to Exhibit 10.143 to the Form 10-K filed on March 29, 2007.
10.10	2003 Executive Stock Option Plan of Keystone Automotive Holdings, Inc., incorporated by reference to Exhibit 10.13 to the Form S-4 filed on January 27, 2004.
10.11	Advisory Agreement dated as of October 30, 2003 by and between Keystone Automotive Operations, Inc. and Bain Capital, LLC, incorporated by reference to Exhibit 10.14 to the Form S-4 filed on January 27, 2004.
10.12	Advisory Agreement dated as of October 30, 2003, by and between Keystone Automotive Operations, Inc. and Advent International Corporation, incorporated by reference to Exhibit 10.15 to the Form S-4 filed on January 27, 2004.
10.13	Contribution Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Merger Sub, Inc., and the Contributors named therein, incorporated by reference to Exhibit 10.16 to the Form S-4 filed on January 27, 2004.
10.14	Lease agreement dated as of July 7, 1999 by and between Prime Investments, Inc. and Keystone Automotive Operations Midwest, Inc. for the lease of warehouse space in Kansas City, Kansas, incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 1, 2005.

10.15	Security Agreement Supplement dated as of February 24, 2006, between Keystone Automotive Distributors Company, LLC and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.
10.16	Option Agreement dated as of June 30, 2006 by and between Keystone Automotive Holdings, Inc. and Edward Orzetti, incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 8-K/A filed on August 10, 2006.
10.17	Term Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., the Lenders party thereto and Bank of America, N.A. incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 8-K filed on January 18, 2007.
10.18	Revolving Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., the Lenders party thereto and Bank of America, N.A. incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 8-K filed on January 18, 2007.
10.19	Employment Agreement dated as of April 2, 2007, by and between Keystone Automotive Holdings, Inc. and Donald T. Grimes, incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 8-K filed on April 20, 2007.
10.20	Restricted Stock Agreement dated as of March 27, 2008 by and between Keystone Automotive Holdings, Inc. and Edward Orzetti.
14.1	Code of Ethics of Keystone Automotive Operations, Inc.
21.1	Subsidiaries of the registrant.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 29, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Dated March 28, 2008

/s/ Edward H. Orzetti	/s/ Donald T. Grimes
Edward H. Orzetti	Donald T. Grimes
Chief Executive Officer, Principal Executive Officer	Executive Vice President and Chief Financial Officer, Principal Financial and Accounting Officer

Report of Independent Registered Public Accounting Firm

To: Board of Directors and Shareholder of

Keystone Automotive Operations, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Keystone Automotive Operations, Inc. and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, December 30, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

March 27, 2008

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 30, 2006	December 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,652	$9,893
Trade accounts receivable, net of allowance for doubtful accounts of $2,370 and $2,134, respectively	53,805	53,272
Inventories	123,968	124,662
Deferred tax assets	7,139	9,745
Prepaid expenses and other current assets	6,982	9,479

Total current assets	194,546	207,051

Property, plant and equipment, net	52,363	50,021
Deferred financing costs, net	14,072	11,312
Goodwill	228,459	218,839
Capitalized software, net	479	851
Intangible assets, net	195,899	183,745
Other assets	2,665	2,965

Total Assets	$688,483	$674,784

LIABILITIES AND SHAREHOLDER’S EQUITY
Trade accounts payable	$39,954	$46,961
Accrued interest	4,132	4,584
Accrued compensation	7,649	8,286
Accrued expenses	11,358	15,310
Current maturities of long-term debt	1,517	7,883

Total Current Liabilities	64,610	83,024

Long-term debt	372,876	365,162
Other long-term liabilities	2,138	5,092
Deferred tax liabilities	61,164	57,987

Total Liabilities	500,788	511,265

Shareholder’s Equity
Common Stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	187,620	189,978
Accumulated income (deficit)	(387)	(27,363)
Accumulated other comprehensive income	462	904

Total Shareholder’s Equity	187,695	163,519

Total Liabilities and Shareholder’s Equity	$688,483	$674,784

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

(in thousands)

	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007
Net sales	$509,106	$618,724	$614,867
Cost of sales	(343,165)	(422,086)	(427,195)

Gross profit	165,941	196,638	187,672
Selling, general and administrative expenses	(136,242)	(163,394)	(167,847)
Net gain (loss) on sale of property, plant and equipment	16	150	(65)
Impairment of goodwill and long-lived assets	—	—	(9,735)

Income from operations	29,715	33,394	10,025
Interest expense, net	(26,797)	(34,807)	(37,841)
Write-off of deferred financing costs	—	—	(6,130)
Other income (expense)	10	(1)	(13)

Income (loss) before income tax	2,928	(1,414)	(33,959)
Income tax (expense) benefit	(1,097)	1,273	6,900

Net income (loss)	1,831	(141)	(27,059)
Other comprehensive income (loss):
Foreign currency translation	4	(6)	442

Comprehensive income (loss)	$1,835	$(147)	$(26,617)

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(in thousands)

	Accumulated Income (Deficit)	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance, January 1, 2005	$(1,338)	$175,000	$464	$174,126

Capital contribution	—	11,000	—	11,000
Proceeds from stock options exercised	—	4	—	4
Foreign currency translation	—	—	4	4
Net income	1,831	—	—	1,831

Balance, December 31, 2005	493	186,004	468	186,965

SAB 108 cumulative effect adjustment, net	(739)	—	—	(739)
Proceeds from stock options exercised	—	71	—	71
Non-cash stock based compensation	—	1,545	—	1,545
Foreign currency translation	—	—	(6)	(6)
Net income (loss)	(141)	—	—	(141)

Balance, December 30, 2006	(387)	187,620	462	187,695

Adoption of FIN 48	83	—	—	83
Proceeds from stock options exercised	—	37	—	37
Non-cash stock based compensation	—	2,321	—	2,321
Foreign currency translation	—	—	442	442
Net income (loss)	(27,059)	—	—	(27,059)

Balance, December 29, 2007	$(27,363)	$189,978	$904	$163,519

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31, 2005	December 30, 2006	December 29, 2007
Cash flows from operating activities:
Net income (loss)	$1,831	$(141)	$(27,059)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,140	20,462	20,544
Amortization of deferred financing charges	2,762	2,995	2,961
Write-off of deferred financing charges	—	—	6,130
Write-off of impaired goodwill and long lived assets	—	—	9,735
Net (gain) loss on sale of property, plant and equipment	(16)	(150)	67
Deferred income taxes	(3,640)	(1,557)	(5,783)
Non-cash charges related to inventory fair value adjustment	1,021	—	—
Non-cash stock-based compensation	—	1,545	2,322
Other non-cash charges	174	(903)	2,801
Net change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade accounts receivable	(5,120)	(687)	769
(Increase) in inventory	(8,701)	(9,929)	(3,646)
(Decrease) increase in accounts payable and accrued liabilities	(5,861)	(18,446)	14,958
(Decrease) in other assets/liabilities	(2,046)	(3,064)	(2,468)

Net cash (used in) provided by operating activities	(456)	(9,875)	21,331

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(90,201)	—	—
Purchase of property, plant and equipment	(5,942)	(8,361)	(5,633)
Capitalized software costs	(892)	(303)	(1,115)
Transaction and working capital settlement payments	(568)	(1,880)	—
Proceeds from sale of property, plant and equipment	63	1,019	85

Net cash used in investing activities	(97,540)	(9,525)	(6,663)

Cash flows from financing activities:
Cash overdraft	6,174	—	—
Borrowings under revolving line-of-credit	43,400	24,300	—
Repayments under revolving line-of-credit	(43,400)	—	(24,300)
Borrowings under long-term debt	90,000	—	200,000
Principal repayments on long-term debt	(12,002)	(10,470)	(177,004)
Payments for deferred financing costs	(1,436)	—	(6,331)
Proceeds from stock options exercised	4	71	36
Capital contribution	11,000	—	—

Net cash provided by (used in) financing activities	93,740	13,901	(7,599)

Net effects of exchange rates on cash	38	(21)	172

(Decrease) increase in cash and cash equivalents	(4,218)	(5,520)	7,241
Cash and cash equivalents, beginning of period	12,390	8,172	2,652

Cash and cash equivalents, end of period	$8,172	$2,652	$9,893

Supplemental disclosures
Interest paid	$26,930	$34,978	$33,437
Income taxes paid (refund)	$4,661	$5,817	$(1,097)

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of automotive aftermarket accessories and equipment, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 20,000 customers. The Company’s wholesale operations include electronic service features that provide customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 24 retail stores in northeastern Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

In 1972, Keystone Automotive Warehouse was organized as a partnership and operated as such until it was sold in March of 1998, thereby dissolving the partnership. The new owners formed Keystone Automotive Operations, Inc. (“the Company”), which was incorporated under the laws of the Commonwealth of Pennsylvania.

On October 30, 2003, in a series of transactions, a newly formed holding Company, Keystone Automotive Holdings, Inc. (“Holdings”), owned by Bain Capital Partners, LLC (“Bain Capital”), its affiliates, co-investors and management, acquired all of the Company’s outstanding capital stock for a purchase price of $441.3 million. The aggregate cash costs, together with funds necessary to refinance certain existing indebtedness of the Company and associated fees and expenses, were financed by equity contributions of $179 million from Holdings, new senior credit facilities in the amount of $115 million and the issuance and sale of $175 million of 9.75% Senior Subordinated Notes (the “Notes”) due 2013. The purchase of the Company by Holdings is referred to as “the Transaction,” hereafter.

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

The carrying value of inventory was increased by approximately $13.3 million. The effect of this increase is to increase the cost of sales and thereby reduce gross profit and gross margin in future periods when this inventory is sold. The Company sold that inventory during the eight months after closing of the Transaction. During the period October 31, 2003 to January 3, 2004 and the year ended January 1, 2005, cost of sales was increased by approximately $9.8 million and $3.5 million, respectively, due to the recognition of the fair market value adjustment of the inventory, all of which was sold by June 2004.

The accompanying balance sheets at December 30, 2006 and December 29, 2007 and statements of operations and comprehensive income (loss), changes in shareholder’s equity (deficit) and of cash flows for the year ended December 31, 2005, the year ended December 30, 2006 and the year ended December 29, 2007 are prepared on the Successor basis of accounting for the Transaction described above.

During 2005, the Company made two acquisitions. Details of these acquisitions are presented below.

In May 2005, the Company acquired all of the shares of capital stock of Blacksmith Distributing Inc. (“Blacksmith”), a regional distributor of truck and automotive aftermarket accessories (the “Blacksmith Acquisition”). The primary benefit of the Blacksmith Acquisition was access to new customers, vendors and the ability to integrate Blacksmith’s operations into the Company’s existing infrastructure. The results of operations for the Blacksmith Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The column entitled “Blacksmith Acquisition” in the table below summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Blacksmith Acquisition. “Other Intangible Assets” primarily represents the fair value of customer and vendor agreements that will be amortized on a straight-line basis over 17 years.

On December 23, 2005 pursuant to a Stock Purchase Agreement dated November 11, 2005, as amended by the Amendment to the Stock Purchase Agreement dated December 13, 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. (“Reliable”) for aggregate consideration of $60.1 million, consisting of $49.1 million in cash and $11.0 million of fair value in notes (“Reliable Acquisition”).

In December 2005, Holdings issued $11.0 million in notes payable in order to fund the difference in the Reliable Acquisition between the amounts paid by the Company in cash and the aggregate purchase price. The notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The seller notes, the value of which were contributed by Holdings to the Company, require payment by Holdings prior to the maturity date in certain circumstances.

The primary benefit of the Reliable Acquisition was access to new customers, the ability to consolidate most of Reliable’s overhead into the Company’s infrastructure and to expand operations in the West Coast and Southeast regions. The results of operations for the Reliable Acquisition have been included in the consolidated financial statements since the date of the acquisition.

The column entitled “Reliable Acquisition” in the table below summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Reliable Acquisition. “Other Intangible Assets” mainly represents the fair value of customer agreements that will be amortized on a straight-line basis over 20 years.

(in thousands)
	Blacksmith Acquisition	Reliable Acquisition
Cash	$175	$—
Accounts receivable	3,520	11,314
Finished goods inventory	5,432	27,521
Other assets	182	497
Fixed assets	1,052	1,626
Other intangible assets	6,001	17,000
Goodwill	18,157	29,859
Accounts payable and other accruals	(3,809)	(27,728)

Purchase price	$30,710	$60,089

The following unaudited pro forma statements of operation data present the information for the fiscal year ended December 31, 2005 as if the Reliable Acquisition had occurred as of January 2, 2005:

(in thousands)
December 31, 2005
Net sales	$636,589
Income (loss) before income tax	(544)
Net income (loss)	$(342)

2.	Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes and Related Implementation Issues.” FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109 (“SFAS 109”) “Accounting for Income Taxes.” It requires that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merit. The Company adopted the provisions of FIN 48 at the beginning of its 2007 fiscal year. As a result of the adoption of FIN 48, the Company recognized a decrease in the liability related to unrecognized tax benefits and an increase in shareholder’s equity of $0.1 million.

In September of 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this statement will result in a change to our fair value measurements. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities in its consolidated financial position and results of operations.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company will be required to comply with the Act in two phases. The first phase was effective for the Company’s fiscal year ending December 29, 2007 and will require the Company to furnish a management report on internal control over financial reporting. The second phase requires the Company provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009.

On February 1, 2008 the SEC proposed an additional extension for non-accelerated filers to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting. Under the proposed amendment, we would be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141R will have on its consolidated financial statements, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week per year basis with the year ending on the Saturday nearest December 31. Fiscal years 2007, 2006 and 2005 were comprised of 52 weeks.

For comparative purposes, certain prior period amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Short-term investments, with original maturities of three months or less, are considered cash equivalents. These investments are carried at cost which approximates fair market value due to their short-term maturities.

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

A roll forward of our allowance account is as follows:

(in thousands)
	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007
Balance at beginning of year	$476	$2,160	$2,370
Additions related to acquisitions	1,479	—	—
Additions charged to earnings	1,284	2,344	2,223
Charge-offs, net of recoveries	(1,079)	(2,134)	(2,459)

Balance at end of year	$2,160	$2,370	$2,134

Vendor Allowances

Cost of sales includes product cost, net of earned promotional and non-promotional vendor rebates, discounts and allowances. In November 2002, the FASB reached a consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF No. 02-16”). EITF No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. The Company recognizes vendor rebates, discounts and allowances based on the terms of written agreements and in accordance with the requirements of EITF No. 02-16.

During 2006, the Company determined that a portion of non-promotional vendor rebates described above, which have historically been credited to cost of sales, should have reduced the carrying value of ending inventory. The Company concluded that the prior year errors were immaterial to all periods ending prior to October 1, 2006. While these amounts are considered immaterial to prior periods, they have been corrected as a reduction to inventory and as a cumulative effect adjustment to retained earnings of $0.7 million, after tax, under Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements to Current Year Financial Statements”, as of January 1, 2006. The Company elected to apply the provisions of SAB 108 as recording these amounts in 2006 as out-of-period adjustments would have had a material effect on the Company’s current results of operations.

The following table presents the effect of the adjustment.

(in millions)
	Cumulative Effect Prior to January 3, 2004	Year Ending January 1, 2005	Year Ending December 31, 2005	Adjustment Recorded as of January 1, 2006
Inventory adjustment for vendor rebates	$0.6	$0.3	$0.3	$1.2
Less: tax effect (deferred taxes)	0.3	0.1	0.1	0.5

Impact on net income	$0.3	$0.2	$0.2

Impact on retained earnings				$0.7

Cost of sales also includes excess vendor credits received for providing promotional activities in accordance with EITF No. 02-16. Due to the timing of when these promotional agreements were signed, EITF No. 02-16 did not have a material impact on the Company until the year ended January 1, 2005. The Company has included $5.0 million, $7.4 million and $8.4 million in excess vendor credits as a reduction in cost of sales for the years ended December 31, 2005, December 30, 2006 and December 29, 2007, in accordance with the EITF No. 02-16. Certain agreements have several year terms, thus requiring recognition over an extended period.

Inventory Valuation

Inventories, consisting primarily of new purchased auto parts and accessories, are valued at the lower of cost or market and are stated on the average cost method. The Company’s reported inventory cost consists of the cost of the product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company’s reported inventory cost is reduced for the impact of vendor rebates for the years ended December 30, 2006 and December 29, 2007 related to the performance of promotional activities.

We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on our evaluation of levels of inventory that cannot be returned to vendors. We evaluate reserves based on judgments on our ability to restock inventory or return it to vendors. For the quarter ended September 29, 2007, the Company recorded provisions for obsolete, excess and slow moving inventory of $2.6 million. The Company determined that an increase in the reserve was necessary as a result of (i) certain stock keeping units (“SKUs”) related to the Company’s acquisition of Reliable and Blacksmith that have proven more difficult to sell than previously estimated; (ii) certain vendors discontinuing specific SKUs; and (iii) the Company discontinuing its business relationship with specific vendors. All of these negatively affect the Company’s future sales and margin forecasts for the related inventory. The discontinuances described in items (ii) and (iii) above also negatively affect the Company’s ability to return the inventory to those vendors for a full refund.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful life of the assets, which ranges from 7 to 40 years for building and improvements, 3 to 10 years for machinery and equipment, 5 to 15 years for office furniture and fixtures and 3 to 7 years for transportation equipment. Improvements that significantly extend the useful life are capitalized, while maintenance and repair costs are expensed as incurred. Upon retirement or other disposition, asset cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current operations.

Goodwill

Goodwill is tested at least annually for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The test for impairment involves a two step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill with the unit’s carrying amount of goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the unit’s goodwill is recorded as an impairment loss.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of operations. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the reporting unit’s percentage of that market, discount rates and terminal growth rates reflect the Company’s best estimates.

An initial test was completed in connection with the adoption of SFAS No. 142, which concluded there was no impairment. Subsequent annual tests also indicated no impairment had occurred through December 30, 2006.

The Company tests for impairment in the fourth quarter, after the annual forecasting process. Accordingly, as of the end of fiscal year 2007 the Company performed the first step of the SFAS No. 142 analysis for both the Distribution and Retail segments. Fair values were determined based on an income and market approach. The Distribution segment analysis indicated that no impairment existed at December 29, 2007. However, the Retail segment analysis indicated that the carrying value was in excess of fair value resulting from lower projections of near-term and long-term future cash flows resulting from weakening market conditions and increased competitive pressures. The Company performed the second step analysis, determined that an impairment had occurred and, accordingly, recorded an impairment loss of $9.6 million at December 29, 2007.

The following table displays changes in the carrying amount of goodwill:

(in thousands)	Distribution	Retail	Total
Balance as of December 31, 2005	$212,979	$13,600	$226,579
Working capital adjustment for the Reliable Acquisition	30	—	30
Transaction related costs for the Reliable Acquisition	1,850	—	1,850

Balance as of December 30, 2006	214,859	13,600	228,459

Impairment loss	—	(9,620)	(9,620)

Balance as of December 29, 2007	$214,859	$3,980	$218,839

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

Amortization of capitalized software and website development costs charged to operations was $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2005, December 30, 2006 and December 29, 2007, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with a definite life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of long lived assets may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying value of the long lived asset is not recoverable from its undiscounted cash flows, then an impairment loss is determined by comparing the carrying value of the asset to its fair value, based on discounted cash flows. If the carrying value is greater than the fair value, an impairment loss is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, the Company will accelerate depreciation to match the revised useful life of the asset.

At December 29, 2007, the Company determined that certain warehouse equipment was no longer required for use in operations and would be sold. The company estimates that the sales price of this out-of-service equipment will be approximately $0.1 million less than its carrying value and has accordingly recorded an impairment charge for the difference.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Subsequent to the Transaction, the Company has floating and fixed rate borrowings. The fair value of the Company’s $374.3 million in debt outstanding as of December 30, 2006 was $348.5 million and the fair value of the $373.0 million in debt outstanding as of December 29, 2007 was $309.8 million.

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

On May 20, 2004, options to acquire approximately 11.2 million shares of Class A common stock and 1.2 million shares of Class L common stock of Holdings were issued to certain of the Company’s employees. For these shares, the weighted average price of Class L Common Options is $32.04 and the weighted average price of Class A Common Options is $0.39. Prior to January 1, 2006, as permitted by FAS No. 123, Accounting for Stock Based Compensation, the Company accounted for stock-based compensation using the minimum value method described in APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. The number of shares of Common Stock issued under the Plan shall not exceed, in aggregate, 16,321,572 shares of Class A Common and 1,813,508 shares of Class L Common. In accordance with APB 25, compensation cost for stock options was recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. Additionally, the Company also adopted the disclosure provisions of FAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.

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

On March 1, 2007, pursuant to a stock option grant agreement between the Company and Bryant P. Bynum, the Company’s former Chief Financial Officer, options to purchase 86,502 shares of Class L common stock and 778,518 shares of Class A common stock were issued. The new options are fully vested. This represented 65% of the options that were previously granted to Mr. Bynum, all of which were canceled. In addition, options to purchase 27,500 shares of Class L common stock and 247,500 shares of Class A common stock were issued on March 1, 2007 to other employees.

On December 12, 2007, pursuant to a stock option grant agreement between the Company and Richard Piontkowski, options to purchase 108,129 shares of Class L common stock and 973,159 shares of Class A common stock were issued. The new options are fully vested. All shares previously granted to Mr. Piontkowski were canceled.

During 2007, the Company identified errors related to the method used in calculating stock based compensation cost. The impact of these errors increased selling, general and administrative expense by $0.7 million, increased additional paid in capital by $0.7 million, increased income tax benefit by $0.2 million and decreased deferred tax liabilities by $0.2 million. Accordingly the adjustment to net income for 2007 was an increase in net loss of $0.5 million. During its analysis, the Company concluded that the out-of-period adjustment was immaterial to its previously filed consolidated financial statements. Additionally, the Company concluded that this out-of-period adjustment is immaterial to its 2007 consolidated financial statements.

For purposes of determining the fair value of new stock option awards, the Company used the Black-Scholes and a Monte Carlo lattice option pricing model and the assumptions set forth in the table below.

	2006 Grants	Q1 2007 Grants	Q4 2007 Grant
Dividend yield	0%	0%	0%
Volatility	25.70%	25.70%	24.50%
Risk free interest rate	5.07%	4.56%	3.31%
Remaining estimated lives (years) at December 29, 2007	1.25	4.20	5.50

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

The risk free rate is based on the U.S. Treasury rates in effect at the time of the grant equal to the expected life of the stock option awards. As of December 29, 2007, there was no aggregate intrinsic value of options.

Stock option awards as of December 29, 2007, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 30, 2006	1,602,932
Granted	114,002
Exercised	—
Forfeited	(133,080)
Outstanding, March 31, 2007	1,583,854	$27.89	2.1 years
Exercisable, March 31, 2007	778,938	$30.70	2.0 years

Outstanding, March 31, 2007	1,583,854
Granted	—
Exercised	(526)
Forfeited	(185,233)
Outstanding, June 30, 2007	1,398,095	$27.34	1.9 years
Exercisable, June 30, 2007	678,983	$30.32	1.75 years

Outstanding, June 30, 2007	1,398,095
Granted	—
Exercised	—
Forfeited	(54,416)
Outstanding, September 29, 2007	1,343,679	$27.48	1.6 years
Exercisable, September 29, 2007	686,116	$30.23	1.6 years

Outstanding, September 29, 2007	1,343,679
Granted	108,129
Exercised	(1,369)
Forfeited	(145,575)
Outstanding, December 29, 2007	1,304,864	$27.30	1.4 years
Exercisable, December 29, 2007	775,428	$30.34	1.4 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 30, 2006	14,426,379
Granted	1,026,018
Exercised	—
Forfeited	(1,197,720)
Outstanding, March 31, 2007	14,254,677	$0.51	2.1 years
Exercisable, March 31, 2007	7,010,439	$0.43	2.0 years

Outstanding, March 31, 2007	14,254,677
Granted	—
Exercised	(4,736)
Forfeited	(1,667,095)
Outstanding, June 30, 2007	12,582,846	$0.52	1.9 years
Exercisable, June 30, 2007	6,110,841	$0.44	1.75 years

Outstanding, June 30, 2007	12,582,846
Granted	—
Exercised	—
Forfeited	(489,744)
Outstanding, September 29, 2007	12,093,102	$0.52	1.6 years
Exercisable, September 29, 2007	6,175,035	$0.44	1.6 years

Outstanding, September 29, 2007	12,093,102
Granted	973,159
Exercised	(12,317)
Forfeited	(1,310,179)
Outstanding, December 29, 2007	11,743,765	$0.52	1.4 years
Exercisable, December 29, 2007	6,978,842	$0.43	1.4 years

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

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary is the local currency. The financial statements of this subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of shareholder’s equity (deficit).

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

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 30, 2006 and December 29, 2007 consist of the following:

(in thousands)
	December 30, 2006	December 29, 2007
Prepaid income tax	$3,531	$—
Income tax receivable	—	5,905
Prepaid expense	2,166	2,095
Deposit	1,285	1,479

Total	$6,982	$9,479

5.	Property, Plant and Equipment

Property, plant and equipment at December 30, 2006 and December 29, 2007 consist of the following:

(in thousands)
	December 30, 2006	December 29, 2007
Land	$4,263	$4,263
Buildings and improvements	30,596	30,875
Machinery and equipment	15,189	16,659
Office furniture and fixtures	3,436	3,616
Transportation equipment	18,900	21,753

Total	72,384	77,166
Less: Accumulated depreciation	(20,021)	(27,145)

Net property, plant and equipment	$52,363	$50,021

Depreciation expense for the years ended December 31, 2005, December 30, 2006 and December 29, 2007 amounted to $6.7 million, $7.3 million and $7.6 million, respectively. Included in cost of sales is less than $0.1 million of depreciation expense.

6.	Intangible Assets

The Transaction, the Blacksmith Acquisition and the Reliable Acquisition were accounted for as purchases in accordance with SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the estimated acquisition consideration was allocated to the Company’s assets and liabilities, including identified intangible assets with finite lives, which will be amortized over those lives. Any remaining consideration was allocated to goodwill. These fair value adjustments, which are reflected in our financial statements, were based upon an assessment of value of our intangible assets by management. The purchase price allocation included the following intangible assets being reflected in our financial statements at December 30, 2006 and December 29, 2007:

(in thousands)
	Gross Carrying Value	Life	Accumulated Amortization	Balance at December 30, 2006
Retail trade name — A&A	$3,000	30	$(317)	$2,683
eServices trade name — DriverFX.com	1,000	15	(211)	789
Wholesale trade name — Keystone	50,000	30	(5,278)	44,722
Vendor agreements	60,249	17	(11,200)	49,049
Customer relationships — Reliable	17,000	20	(850)	16,150
Customer relationships — Keystone	100,752	17	(18,246)	82,506

Total intangibles, net	$232,001		$(36,102)	$195,899

(in thousands)
	Gross Carrying Value	Life	Accumulated Amortization	Balance at December 29, 2007
Retail trade name — A&A	$3,000	30	$(417)	$2,583
eServices trade name — DriverFX.com	1,000	15	(278)	722
Wholesale trade name — Keystone	50,000	30	(6,944)	43,056
Vendor agreements	60,249	17	(14,744)	45,505
Customer relationships — Reliable	17,000	20	(1,700)	15,300
Customer relationships — Keystone	100,752	17	(24,173)	76,579

Total intangibles, net	$232,001		$(48,256)	$183,745

The estimated annual amortization expense related to these intangible assets for each of the five succeeding fiscal years is estimated to be $12.2 million per year.

The aggregate amortization expense for the years ending December 31, 2005, December 30, 2006 and December 29, 2007 are $11.2 million, $12.2 million and $12.2 million, respectively.

7.	Accrued Expenses

The Company carries a high deductible for workers’ compensation, automotive and general liability claims up to certain retention levels. As of December 30, 2006 and December 29, 2007, the Company estimated its liability for these claims to be $2.3 million and $2.6 million, respectively, of which $2.0 million and $1.2 million, respectively, are classified in other accrued expenses and $0.3 million and $1.4 million, respectively, are classified in other long-term liabilities.

Accrued expenses at December 30, 2006 and December 29, 2007 consist of the following:

(in thousands)
	December 30, 2006	December 29, 2007
Sales return allowance	$1,972	$2,494
Accrued promotion expense	2,132	2,495
Accrued insurance	2,535	3,029
Accrued freight	396	1,911
Other	4,323	5,381

Total accrued expenses	$11,358	$15,310

8.	Debt

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Keystone Automotive Holdings, Inc., the Company’s parent (“Holdings”); the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and together with the Term Loan, the “Credit Agreements”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements affect a refinancing and replacement of the Company’s prior credit agreement, in order to provide the Company with greater operational flexibility and liquidity to meet its growth and operational goals. Bain was entitled to receive a 1% transaction fee for the refinancing of the debt, but waived its rights to receive the fee.

The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company, and matures on the fifth anniversary of the date of execution. The applicable margin on the Term Loan is 3.50% over LIBOR or 2.50% over base rate. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and Guarantors and a second priority security interest in the Company’s receivables and inventory.

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on the fifth anniversary of the date of execution. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or .25% to .75% over base rate based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and Guarantors.

Our Credit Agreements contain provisions that restrict annual capital spending to $12.0 million plus any unused carryover amount from the previous year. The previous fiscal year unused carryover amount is the portion of the $12.0 million that was not expended during the previous fiscal year. Also, our Revolving Credit Agreement contains a financial covenant that is applicable if borrowings under the agreement have resulted in additional borrowing availability that is less than the greater of $8 million or 10% of the borrowing base.

In 2003, the Company issued $175 million of Senior Subordinated Notes due 2013. These bonds bear interest at a fixed rate of 9.75%. The Senior Subordinated Notes have been guaranteed by all of the Company’s subsidiaries. The subsidiary guarantors are wholly-owned subsidiaries of the Company and the subsidiary guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. As a result of the foregoing, condensed consolidating financial information regarding the Company and subsidiary guarantors is not presented. Additionally, the indenture for the Senior Subordinated Notes imposes a number of restrictions on the Company, including its ability to incur additional indebtedness, to make certain restrictive payments (including dividends to Holdings), to make certain asset dispositions, to incur additional liens and to enter into other significant transactions.

Debt balances at December 30, 2006 and December 29, 2007 are as follows:

(in thousands)
	December 30, 2006	December 29, 2007
Term B loan facility	$85,705	$—
Term C loan facility	89,325	—
Term loan	—	198,000
Revolving credit facility	24,300	—
Senior subordinated notes due 2013	175,000	175,000
Capital leases	63	45

	374,393	373,045
Less: current portion	1,517	7,883

Total long-term debt	$372,876	$365,162

The current portion of long-term debt consists of scheduled payments to be made during the next fiscal year. Also included at December 29, 2007 is approximately $5.9 million of an excess cash flow payment described below for fiscal 2007.

Maturities of long-term debt are as follows:

(in thousands)
2008	$7,883
2009	2,022
2010	2,004
2011	1,500
2012	184,636
Thereafter	175,000

$373,045

The balance of the amount includes principal repayments under the Company’s Term Loan Facilities. The Company believes that it has the ability to obtain additional financing, if necessary, to ensure repayment of these amounts.

The secured Credit Agreement includes a provision that requires the Company to prepay a portion, or all, of its borrowings under the Term Loan Facility with the proceeds received from certain events, including the sale of assets, the issuance of debt, equity or obtaining replacement financing. The secured Credit Agreement also requires a prepayment if the Company has “excess cash flow” as defined in the agreement. The prior credit agreement also contained similar provisions. The Company made no prepayments for the years ended December 30, 2006 and December 29, 2007.

9.	Income Taxes

For the years ended December 31, 2005, December 30, 2006 and December 29, 2007 income tax expense is comprised of the following components:

(in thousands)
	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007
Current:
Federal	$751	$(268)	$(3,195)
State	3,773	211	(128)
Foreign	213	341	866

Total current	4,737	284	(2,457)

Deferred:
Federal	1,623	57	(7,355)
State	(5,268)	(1,395)	3,078
Foreign	5	(219)	(166)

Total deferred	(3,640)	(1,557)	(4,443)

Total income tax expense	$1,097	$(1,273)	$(6,900)

The differences between the tax expense from earnings reflected in the financial statements and the amounts calculated at the federal statutory income tax rate are as follows:

(in thousands)
	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007
Income taxes at federal statutory rate	$1,025	$(503)	$(11,886)
State and Canadian provincial income tax, net of federal benefit	(121)	(233)	(554)
True-up of income tax liability – federal and state	175	(537)	(575)
Goodwill impairment	—	—	2,967
Change in state effective tax rate	—	—	2,966
Other	18	—	182

Total income tax expense	$1,097	$(1,273)	$(6,900)

As of December 29, 2007, the Company has state net operating loss carryforwards of $123.1 million that expire over the period from 2010 through 2027.

The following are the significant components of the Company’s deferred income tax assets and liabilities at December 30, 2006 and December 29, 2007:

(in thousands)
	December 30, 2006	December 29, 2007
Deferred tax assets:
Accounts receivable	$584	$229
Inventory	3,615	3,476
Net operating losses	3,807	10,844
Accrued expenses	2,596	4,131
Other	1,031	1,252

	11,633	19,932

Deferred tax liabilities:
Property, plant and equipment	(9,776)	(9,000)
Intangible assets	(55,882)	(60,243)
Other liabilities	—	1,069

	(65,658)	(68,174)

Net deferred tax asset (liability)	$(54,025)	$(48,242)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 29, 2007.

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

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

Balance at December 30, 2006	$2,372

Additions based on tax positions related to the current year	373
Additions based on tax positions of prior years	18
Reductions based on lapse of applicable statute of limitations	(342)
Reductions based on tax positions of prior years	(35)

Balance at December 29, 2007	$2,386

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

Based upon the expiration of the state statute of limitations, we do not expect that the total amounts of unrecognized tax benefits will change significantly within the next twelve months. The Company files income tax returns in the United States (“U.S.”) for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All U.S. federal income tax returns are closed through the short period ended October 30, 2003. The Internal Revenue Service has begun an examination of the open years. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

10.	Common Stock

As of December 30, 2006 and December 29, 2007, the 1,000 shares of the Company’s common stock issued and outstanding were owned by Holdings. The Company’s common stock has a par value of $ 0.01 per share. In conjunction with the Transaction, Holdings contributed $179.0 million of capital to the Company. Of the $179.0 million, $3.5 million, which was used to pay a portion of the purchase price, is related to the value of certain future tax benefits associated with the Transaction. During the year ended January 1, 2005, the Company returned the $3.5 million in capital contributions to Holdings. In December 2005, Holdings issued $11 million in notes in order to fund the difference in the Reliable Acquisition between amounts received from the Company in cash and the aggregate consideration of the purchase price. The notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The notes require payment by Holdings prior to the maturity date in certain circumstances.

As of December 30, 2006, Holdings had 90,027,691 shares of Class A and 10,003,077 shares of Class L common stock issued and outstanding. As of December 29, 2007, Holdings had 90,044,745 shares of Class A and 10,004,973 shares of Class L common stock issued and outstanding. Class A and Class L common stock are the same, except that Class L common stock is entitled to a preference over Class A common stock with respect to certain bankruptcy distributions by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

11.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment encompasses eight regions that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 360 delivery trucks that provide multi-day per week delivery and returns of our products directly to our customers along over 270 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the

Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution Segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail Operations

The Retail segment of our business operates 24 retail stores in northeastern Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

The financial information for the two reportable segments is as follows:

(in thousands)
	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007
Net Sales
Distribution	$501,824	$612,210	$608,856
Retail	26,847	24,418	24,225
Elimination	(19,565)	(17,904)	(18,214)

Total	$509,106	$618,724	$614,867

Interest expense, net
Distribution	$26,797	$34,827	$37,840
Retail	—	(20)	1

Total	$26,797	$34,807	$37,841

Depreciation & amortization
Distribution	$18,848	$20,204	$20,341
Retail	292	258	203

Total	$19,140	$20,462	$20,544

Income tax expense (benefit)
Distribution	$1,458	$(678)	$(5,207)
Retail	(361)	(595)	(1,693)

Total	$1,097	$(1,273)	$(6,900)

Net income (loss)
Distribution	$2,433	$653	$(17,300)
Retail	(602)	(794)	(9,759)

Total	$1,831	$(141)	$(27,059)

(in thousands)
	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007
Capital Expenditures
Distribution	$5,916	$8,361	$5,588
Retail	26	—	45

Total	$5,942	$8,361	$5,633

(in thousands)
	December 30, 2006	December 29, 2007
Total Assets
Distribution	$660,630	$656,477
Retail	27,853	18,307

Total	$688,483	$674,784

For the years ended December 31, 2005, December 30, 2006 and December 29, 2007, net sales in the United States represent approximately 90%, 90% and 88% of net sales, respectively. At December 30, 2006 and December 29, 2007, approximately 99% of long-lived assets are in the United States.

No customer accounted for more than 1.5% of sales for the years ended December 31, 2005, December 30, 2006 and December 29, 2007.

12.	Employee Benefits

The Company maintains a defined contribution plan qualifying under Internal Revenue Code Section 401(k). The employer contributes 50 percent of the employee’s contribution. The employer contribution is capped at 2 percent of the employee’s compensation. The employee may contribute up to statutory limits of their compensation. All employees are eligible to participate after six months of service. The total Company contributions for the years ended December 31, 2005, December 30, 2006 and December 29, 2007 were $0.6 million, $0.7 million and $0.7 million, respectively.

On October 30, 2003, the Company adopted our 2003 Executive Stock Option Plan under which employees and directors of Keystone or its subsidiaries may be granted options to purchase shares of Holdings’ authorized but unissued Class A and Class L common stock. The Plan is administered by the Board of Directors, or to the extent permitted by law, a committee designated by Holdings’ board. A total of 16,321,572 shares of Holdings’ Class A common stock and 1,813,508 shares of Holdings’ Class L common stock (as adjusted pursuant to terms of the plan) have been approved for issuance under the Plan. As of December 30, 2006, options issued and outstanding are 14,426,379 shares of Class A common stock and 1,602,932 shares of Class L common stock. As of December 29, 2007, options issued and outstanding are 11,743,765 shares of Class A common stock and 1,304,864 shares of Class L common stock.

13.	Related Party Transactions

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges related to the disposal of the ATV retail business, racing sponsorship fees and management relocation costs. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses, which is included as part of the purchase price and deferred financing costs, related to the Transaction. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Included in accrued expenses at December 30, 2006 is $1.5 million of advisory fees due to Bain Capital. At December 29, 2007, there are no such amounts included in accrued expenses for Bain advisory fees.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. At December 30, 2006 and December 29, 2007, there is nothing included in accrued expenses for Advent annual advisory fees.

The Company has transactions in the normal course of business with one of its principal stockholder’s affiliated companies. Included in selling, general and administrative expense for the years ending December 31, 2005, December 30, 2006 and December 29, 2007 is approximately $0.2 million for office supplies purchased from Staples. Included in the accounts payable at December 30, 2006 and December 29, 2007 is less than $0.1 million due to the affiliated company.

During 2007, Edward Orzetti, President and Chief Executive Officer, purchased $3.0 million of our Senior Subordinated Notes. The purchases were approved by the Board of Directors.

14.	Leases

The Company leases certain warehouse facilities, retail stores, transportation equipment and machinery under various non-cancelable operating lease agreements. Lease terms generally range from 2 to 10 years, with options to renew at various times.

Future minimum payments by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 29, 2007:

Years
2008	$7,693
2009	6,826
2010	4,589
2011	2,779
2012	2,321
Thereafter	5,655

$29,863

Rental expense for all operating leases was $3.8 million, $6.5 million and $6.1 million for the years ended December 31, 2005, December 30, 2006 and December 29, 2007, respectively.

The following is an analysis of the leased property under capital leases by major classes:

(in thousands)
Asset Balances at December 29, 2007
Classes of Property:
Office furniture and fixtures	$21
Less: Accumulated amortization	(8)

$13

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 30, 2006:

Years
2008	$25
2009	25
2010	4
2011	—
2012	—
Thereafter	—

Total future minimum lease payments	54
Less: Amount representing interest	8

Present value of net minimum lease payments	$46

15.	Commitments and Contingencies

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

Date: March 28, 2008

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

By:	/s/ Edward H. Orzetti
Name:	Edward H. Orzetti
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 28, 2008.

Signature	Title	Date

/s/ Edward H. Orzetti	Chief Executive Officer, (Principal Executive Officer)	March 28, 2008

/s/ Donald T. Grimes	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Paul B. Edgerley	Director	March 28, 2008

/s/ Seth Meisel	Director	March 28, 2008

/s/ Blair Hendrix	Director	March 28, 2008

/s/ Gabriel Gomez	Director	March 28, 2008

/s/ Stephen Zide	Director	March 28, 2008