Form 10-Q
period 2008-03-29
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2008-05-12
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 2008

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

44 Tunkhannock Avenue

Exeter, Pennsylvania 18643

(800) 233-8321

(Address, zip code, and telephone number, including

area code, of registrant's principal executive office.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of May 12, 2008, Keystone Automotive Holdings, Inc. owns 100% of the registrant's common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED March 29, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	December 29, 2007	March 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,893	$11,930
Trade accounts receivable, net of allowance for doubtful accounts of $2,134 and $2,537, respectively	53,272	60,845
Inventories	124,662	146,776
Deferred tax assets	9,745	9,810
Prepaid expenses and other current assets	9,479	2,192

Total current assets	207,051	231,553
Property, plant and equipment, net	50,021	50,521
Deferred financing costs, net	11,312	10,570
Goodwill	218,839	218,839
Capitalized software, net	851	761
Intangible assets, net	183,745	180,706
Other assets	2,965	2,915

Total assets	$674,784	$695,865

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$46,961	$76,839
Accrued interest	4,584	8,542
Accrued compensation	8,286	7,550
Accrued expenses	15,310	8,348
Current maturities of long-term debt	7,883	7,825

Total current liabilities	83,024	109,104
Long-term debt	365,162	364,717
Other long-term liabilities	5,092	4,869
Deferred tax liabilities	57,987	56,204

Total liabilities	511,265	534,894

Shareholder's equity
Common stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	189,978	190,247
Accumulated deficit	(27,363)	(30,144)
Accumulated other comprehensive income	904	868

Total shareholder's equity	163,519	160,971

Total liabilities and shareholder's equity	$674,784	$695,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending
	March 31, 2007	March 29, 2008
Net sales	$146,250	$143,894
Cost of sales	(101,360)	(97,448)

Gross profit	44,890	46,446
Selling, general and administrative expenses	(42,869)	(42,049)
Net gain on sale of property, plant and equipment	15	25

Income from operations	2,036	4,422
Interest expense, net	(9,650)	(8,923)
Write-off of deferred financing costs	(6,130)	—
Other income (expense), net	136	18

Income (loss) before income tax	(13,608)	(4,483)
Income tax benefit	5,112	1,702

Net income (loss)	(8,496)	(2,781)
Other comprehensive income (loss):
Foreign currency translation	36	(36)

Comprehensive income (loss)	$(8,460)	$(2,817)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending
	March 31, 2007	March 29, 2008
Cash flows from operating activities:
Net Income (loss)	$(8,496)	$(2,781)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,148	5,261
Amortization of deferred financing charges	721	742
Write-off of deferred finance charges	6,130	—
Net (gain) on sale of property, plant and equipment	(15)	(25)
Deferred income taxes	(5,434)	(1,848)
Non-cash stock-based compensation	788	269
Other non-cash charges	153	103
Net change in operating assets and liabilities, net of acquisitions:
(Increase) in trade accounts receivable	(6,247)	(7,170)
(Increase) in inventory	(15,464)	(22,620)
Increase in accounts payable and accrued liabilities	37,129	25,912
Change in other assets/liabilities, net increase /(decrease)	(2,281)	7,325

Net cash provided by operating activities	12,132	5,168

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,092)	(2,518)
Capitalized software costs	(116)	(139)
Proceeds from sale of property, plant and equipment	35	48

Net cash used in investing activities	(2,173)	(2,609)

Cash flows from financing activities:
Borrowing under revolving line-of-credit	2	—
Repayments under revolving line-of-credit	(24,300)	—
Borrowing under long-term debt	200,000	—
Principal repayments on long-term debt	(175,530)	(500)
Payments for deferred financing costs	(6,331)	—

Net cash used in financing activities	(6,159)	(500)

Net effects of exchange rates on cash	6	(22)

Increase in cash and cash equivalents	3,806	2,037
Cash and cash equivalents, beginning of period	2,652	9,893

Cash and cash equivalents, end of period	$6,458	$11,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial information herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, which are considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

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

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Position (“FSP”) FSP 157-1 and 157-2. FSP 157-1 amends SFAS157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancials assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities measured at fair value in a business combination.

We adopted SFAS 157 for financial assets and financial liabilities as of the beginning of our 2008 fiscal year, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1 and FSP 157-2. The adoption did not have a material impact on our financial position and results of operations.

In February of 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective beginning the first quarter of 2008, the Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company will be required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase will require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009.

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

The Company operates on a 52/53-week per year basis with the fiscal year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended March 29, 2008 and March 31, 2007.

For comparative purposes, certain prior period amounts have been reclassified to conform to the current year presentation. The impact of the reclassifications was not material and did not impact net income (loss).

Stock-Based Compensation

Options to purchase 485,668 shares of Class L common stock and 4,371,008 of Class A common stock were granted on March 27, 2008. The Company recorded $0.1 million of expense associated with the grant of the new options and a total expense of $0.3 million for all share-based compensation in the first quarter of 2008. In the first quarter of 2007, the Company recorded $0.8 million of expense for such share-based compensation.

For purposes of determining the fair value of new stock option awards, the Company used the Black-Scholes option pricing model, with the following fair value assumptions:

	Three Months Ended
	March 31, 2007	March 29, 2008
Dividend yield	0%	0%
Volatility	25.70%	24.50%
Risk free interest rate	4.56%	2.93%
Expected life (years)	5.00	6.50

Stock option awards as of March 29, 2008, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)
Outstanding, December 29, 2007	1,304,864
Granted	485,668
Exercised	—
Forfeited	(59,886)
Outstanding, March 29, 2008	1,730,646	$23.89	4.0 years
Exercisable, March 29, 2008	832,224	$29.06	3.3 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)
Outstanding, December 29, 2007	11,743,765
Granted	4,371,008
Exercised	—
Forfeited	(538,974)
Outstanding, March 29, 2008(2)	15,575,799	$0.43	4.0 years
Exercisable, March 29, 2008(2)	7,490,004	$0.47	3.3 years

(1)	Weighted Average Remaining Contractual Life based on options that are accounted for under FAS 123 (R).
(2)	As of March 29, 2008, there was no aggregate intrinsic value of the options.

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with the Company’s Chief Executive Officer and President, Edward H. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, which we collectively refer to as the “Restricted Stock,” subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the Restricted Stock vests on October 31, 2008 and the remaining fifty percent (50%) vests on June 30, 2010, if Mr. Orzetti is continuously employed by the Company or a subsidiary through such dates, subject to earlier vesting upon certain events, including a Sale of the Company (as defined in the Restricted Stock Agreement). If Mr. Orzetti’s employment with the Company is terminated, he will forfeit any unvested shares of Restricted Stock. Mr. Orzetti has full voting rights with respect to the shares of Restricted Stock, but until the shares vest he may not transfer any of the shares and the Company will retain physical custody of the certificates for the shares. In addition, prior to vesting, any dividends to which the shares of restricted stock are entitled will be accumulated and held by the Company subject to the same restrictions as the underlying shares. The fair value of the Restricted Stock, computed in accordance with SFAS 123(R), was approximately $1.0 million. An immaterial amount of expense associated with the unvested and unexercised Restricted Stock was recorded for the period ended March 29, 2008.

Taxes

The Company adopted the provisions of FASB Interpretation No.48 (“FIN48”) “Accounting for Uncertainty in Income Taxes” at the beginning of its 2007 fiscal year. At March 29, 2008, the amount of the liability for unrecognized tax benefits was approximately $2.4 million, of which $1.6 million would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Distribution

The Distribution segment encompasses eight regions that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 345 trucks that provide multi-day per week delivery and returns along over 278 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

Financial information for the two reportable segments is as follows:

	Three Months Ending
	March 31, 2007	March 29, 2008
	(000's)	(000's)
Net Sales
Distribution	$145,089	$142,434
Retail	5,516	5,494
Elimination	(4,355)	(4,034)

Total	$146,250	$143,894

Interest expense, net
Distribution	$9,650	$8,923
Retail	—	—

Total	$9,650	$8,923

Depreciation & amortization
Distribution	$5,097	$5,210
Retail	51	51

Total	$5,148	$5,261

Income tax (expense) benefit
Distribution	$4,876	$1,251
Retail	236	451

Total	$5,112	$1,702

Net income (loss)
Distribution	$(8,182)	$(2,169)
Retail	(314)	(612)

Total	$(8,496)	$(2,781)

	Three Months Ending
	March 31, 2007	March 29, 2008
	(000's)	(000's)
Capital Expenditures
Distribution	$2,061	$2,512
Retail	31	6

Total	$2,092	$2,518

Net sales in the United States as a percent of total sales decreased in the three month period ended March 29, 2008 to approximately 86.4% from 88.8% for the three month period ended March 31, 2007. At March 29, 2008 and December 29, 2007, approximately 99.5% and 99.7% of long-lived assets are in the U.S.

No customer accounted for more than 2.0% of sales for the three month periods ended March 29, 2008 and March 31, 2007.

5.	Goodwill and Other Intangibles – Net

Goodwill at March 29, 2008 for the Distribution and Retail segments is $214.8 million and $4.0 million, respectively.

Other intangible assets are comprised of:

	Gross Amount	Life	Accumulated Amortization	Balance at December 29, 2007
	(000's)		(000's)	(000's)
Retail trade name — A&A	$3,000	30	$(417)	$2,583
eServices trade name — DriverFX.com	1,000	15	(278)	722
Wholesale trade name — Keystone	50,000	30	(6,944)	43,056
Vendor agreements	60,249	17	(14,744)	45,505
Customer relationships - Reliable	17,000	20	(1,700)	15,300
Customer relationships - Keystone	100,752	17	(24,173)	76,579

Total intangibles, net	$232,001		$(48,256)	$183,745

	Gross Amount	Life	Accumulated Amortization	Balance at March 29, 2008
	(000's)		(000's)	(000's)
Retail trade name — A&A	$3,000	30	$(442)	$2,558
eServices trade name — DriverFX.com	1,000	15	(295)	705
Wholesale trade name — Keystone	50,000	30	(7,361)	42,639
Vendor agreements	60,249	17	(15,630)	44,619
Customer relationships - Reliable	17,000	20	(1,912)	15,088
Customer relationships - Keystone	100,752	17	(25,655)	75,097

Total intangibles, net	$232,001		$(51,295)	$180,706

Amortization expense related to intangible assets for the three months ended March 29, 2008 and March 31, 2007 was $3.0 million for each period.

6.	Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”), our sole shareholder. In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent International Corporation (“Advent”). The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital received a contingent annual advisory services fee of $1.5 million through 2006, plus reasonable out-of-pocket fees and expenses. For 2007 through 2013, the annual advisory fee is $3.0 million plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. As a result, we did not pay an annual advisory fee for 2007. The restriction on achieving minimum Adjusted EBITDA lapses following the 2007 fiscal year, if we have generated cumulative consolidated adjusted EBITDA of at least $158.0 million over the previous twelve consecutive fiscal quarters. For the twelve quarters ended December 29, 2007, the Company’s cumulative Adjusted EBITDA was $173.1 million. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings, plus reasonable out-of-pocket fees and expenses. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus out-of-pocket fees and expenses related to the Transaction, which was included as part of the purchase price.

The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month period ended March 29, 2008 and March 31, 2007 both include a management fee expense of $0.8 million to Bain Capital. Included in accounts payable at March 29, 2008 and March 31, 2007 was $0.8 million and $2.3 million, respectively, payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month period ended March 29, 2008 and March 31, 2007 both include less than $0.1 million of management fee expense to Advent. Included in accounts payable at March 29, 2008 and March 31, 2007 was less than $0.1 million.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company's consolidated financial position, results of operations or cash flows.

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

The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company, and matures on January 12, 2012. The applicable margin on the Term Loan is 350 basis points over London Inter-Bank Offer Rate (“LIBOR”) or 250 basis points over the base rate. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and Guarantors and a second priority security interest in the Company’s receivables and inventory.

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on January 12, 2012. The applicable margin on the Revolver is a grid ranging from 125 to 175 basis points over LIBOR or 25 to 75 basis points over the base rate, based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and guarantors under the Revolver.

9.	Subsequent Event

On April 7, 2008 Donald T. Grimes announced his resignation as Executive Vice President and Chief Financial Officer of Keystone Automotive Operations, Inc. (“Keystone”). Mr. Grimes has accepted a chief financial officer position with a publicly-traded, global consumer products company. Mr. Grimes will remain with Keystone until May 23, 2008 in order to effectively transition his responsibilities.

FORWARD-LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Keystone Automotive Operations, Inc. (“we”, “us” or the “Company”) cautions readers that such "forward-looking statements", including, without limitation, those relating to the Company's future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements”. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward-looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The “forward-looking statements” contained in this report include statements made under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Moreover, the Company, through its senior management, may from time to time make "forward-looking statements" about matters described herein or other matters concerning the Company.

The Company disclaims any intent or obligation to update "forward-looking statements" to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the section of this report entitled “Forward-Looking Statements” as well as the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Terms used herein such as “the Company,” “Keystone,” “we,” “us” and “our” are references to Keystone Automotive Operations, Inc. and its affiliates, as the context requires.

Overview

General Business Overview

We are a wholesale distributor and retailer of automotive aftermarket accessories and equipment, operating throughout the United States and in parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 20,000 customers. Our wholesale operations include electronic service features that provide customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 24 retail stores in Pennsylvania. Our corporate headquarters is in Exeter, Pennsylvania.

Our Distribution and Retail Operations constitute two business segments which are more fully described below.

Distribution

The Distribution segment encompasses eight regions that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke delivery network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks spread throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 345 trucks that provide multi-day per week delivery and returns along our over 278 routes which cover 42 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers.

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

Operations Overview

For the three month period ended March 29, 2008, our net sales decreased 1.6% versus the three month period ended March 31, 2007. Our Distribution segment generated $138.4 million, or 96.2%, of our net sales in the three month period ended March 29, 2008, compared to $140.7 million or 96.2%, of our net sales in the three month period ended March 31, 2007. Our Retail segment generated $5.5 million, or 3.8%, of our net sales in both the three month period ended March 29, 2008 and the three month period ended March 31, 2007.

Our net loss decreased by $5.7 million for the three month period ended March 29, 2008, to a net loss of $2.8 million compared to a net loss of $8.5 million for the three month period ended March 31, 2007. The three month period ended March 29, 2008 benefited from higher product selling margins, lower selling, general and administrative expense, lower interest expense and the absence of the prior year’s write-off of $6.1 million of deferred financing costs.

Items Affecting Comparability

Comparability between 2008 and 2007 periods

The Company operates on a 52/53-week per year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended March 29, 2008 and March 31, 2007, respectively.

Results of Operations

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended March 29, 2008 to the three months ended March 31, 2007:

	Three Months Ended
	March 31, 2007	March 29, 2008	Dollar Change	Percent Change
	(000's)	(000's)	(000's)
Net sales	$146,250	$143,894	$(2,356)	(1.6)%
Cost of sales	(101,360)	(97,448)	3,912	(3.9)

Gross profit	44,890	46,446	1,556	3.5
Selling, general and administrative expenses	(42,869)	(42,049)	820	(1.9)
Net gain (loss) on sale of property, plant and equipment	15	25	10	*

Income from operations	2,036	4,422	2,386	117.2
Interest expense, net	(9,650)	(8,923)	727	(7.5)
Write-off of deferred financing costs	(6,130)	—	6,130	*
Other, net	136	18	(118)	*

Income (loss) before income tax	(13,608)	(4,483)	9,125	*
Income tax (expense) benefit	5,112	1,702	(3,410)	*

Net income (loss)	(8,496)	(2,781)	5,715	*
Other comprehensive income:
Foreign currency translation	36	(36)	(72)	*

Comprehensive income (loss)	$(8,460)	$(2,817)	$5,643	* %

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results represent for the periods indicated:

	Three Months Ended
	March 31, 2007	March 29, 2008
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	69.3	67.7

Gross profit	30.7	32.3
Selling, general and adminstrative expenses	29.3	29.2
Net gain on sale of property, plant and equipment	—	—

Income from operations	1.4	3.1
Interest expense, net	6.5	6.2
Write-off of deferred financing costs	4.2	—
Other income (expense), net	—	—

Income (loss) before income tax	(9.3)	(3.1)
Income tax (expense) benefit	3.5	1.2

Net income (loss)	(5.8)%	(1.9)%

Three Months Ended March 29, 2008 Compared to the Three Months Ended March 31, 2007

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns.

Net sales for the quarter ended March 29, 2008 were $143.9 million, a decrease of $2.4 million, or 1.6%, compared to $146.3 million for the same period in the prior year. The decrease in sales was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic uncertainty and a year over year decline in truck and SUV sales, which directly impacts our business. The Midwest geography delivered single digit growth in net sales versus the prior period, while Canada, National Accounts (customers that participate in retail markets on a national or multi-region basis) and International geographies achieved double digit growth versus the same period in the prior year. Sales from our Northeast, West Coast, Southeast and Dropship fulfillment operations (shipping via third party delivery directly to the end-consumer on behalf of our customer) saw single digit declines in net sales versus the same period in the prior year.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit increased by $1.5 million, or 3.5%, from $44.9 million for the three month period ended March 31, 2007 to $46.4 million for the three month period ended March 29, 2008. The increase in gross profit resulted from improved selling margins and managed vendor programs. Gross margin was 32.3% for the three month period ended March 29, 2008 versus 30.7% for the three month period ended March 31, 2007.

Selling, General and Administrative Expenses. Included in selling, general and administrative expense are all non-product related operating expenses - warehouse, marketing, delivery, selling and general and administrative including depreciation and amortization, occupancy, and information technology less certain benefits received from promotional activities. Selling, general and administrative expenses were $42.0 million or 29.2% of sales for the three month period ended March 29, 2008, and $42.8 million or 29.3% of our sales for the three month period ended March 31, 2007. This decrease in operating expenses resulted primarily from cost reduction programs in warehouse and other areas partially offset by an increase in delivery expense and general inflation. Delivery expense for the three month period ended March 29, 2008 increased by $1.1 million as compared to the three month period ended March 31, 2007, primarily due to increased fuel prices and the cost of operating new delivery routes.

Interest Expense. Interest expense decreased by $0.7 million, or 7.5%, to $8.9 million for the three months ended March 29, 2008 compared to $9.6 million for the same period in the prior year. The decrease is related to a decrease in variable interest rates.

Income Tax Expense. The income tax benefit decreased by $3.4 million, to a benefit of $1.7 million for the three months ended March 29, 2008 from a benefit of $5.1 million for the three months ended March 31, 2007. Our effective tax benefit rate was 38.0% for the three months ended March 29, 2008 compared to an effective tax benefit rate of 37.6% for the three months ended March 31, 2007.

Net Income. Net loss decreased by $5.7 million to a loss of $2.8 million for the three months ended March 29, 2008 compared to an $8.5 million loss for the same period in the prior year. The decrease loss is attributed to the $1.5 million increase in gross profit, the $0.8 million decrease in selling, general and administrative expense, and the $0.7 million decrease in interest expense for the three months ended March 29, 2008. Additionally during the three month period ended March 31, 2007, the company incurred a $6.1 million write-off of deferred financing costs. These decreases to net loss before income tax were partially offset by a corresponding decrease in income tax benefit of $3.4 million.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $2.3 million, or 1.6%, for the three months ended March 29, 2008 compared to the same period in the prior year. The sales decrease was driven by a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty and a year over year decline in truck and SUV sales, which directly impacts our business. Net income for the Distribution segment increased by $6.0 million for the three months ended March 29, 2008 compared to the three months ended March 31, 2007. The increase is due primarily to the increase in gross profit and decreases in selling, general and administrative expense, interest expense and the absence of the prior year’s write-off of deferred financing costs. These increases where partially offset by a decrease in income tax benefit.

The Retail segment’s sales was unchanged for the three months ended March 29, 2008 as compared to the same period in the prior year. The Retail segment’s net income for the three mouth period ended March 29, 2008 decreased by $0.3 million compared to the three months ended March 31, 2007 due to lower gross profit margin and higher operating expenses.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the three months ended March 29, 2008 was $5.2 million compared to $12.1 million for the three months ended March 31, 2007. The decrease in cash from operations was driven primarily by a smaller decrease in net operating assets employed in the business than the prior year. Partially offsetting this was an increase in net income after adjustment for non-cash charges. Non-cash charges include depreciation and amortization, deferred financing charges, write-offs of deferred financing charges, net gains or losses on sales of property, plant and equipment, deferred income taxes and non-cash stock-based compensation expense.

Investing Activities. Net cash used in investing activities was $2.6 million for the period ended March 29, 2008 an increase of $0.4 million from the net cash used in investing activities of $2.2 million in the period ended March 31, 2007. The increase in investing activities is related to higher purchases of property, plant and equipment associated with the normal operations of the business.

Financing Activities. Net cash used in financing activities during the period ended March 29, 2008 was $0.5 million compared to net cash used in financing activities of $6.2 million during the period ended March 31, 2007. The period ended March 31, 2007 includes $6.3 million of new deferred financing charges related to the Credit Agreement.

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement. We believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital needs, capital expenditures, and operating costs needed to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our Credit Agreement. However, in the event that we consummate an acquisition during this period, our Credit Agreement contains certain restrictions that may not allow us to fund the total cost of an acquisition from our current sources of liquidity and may require additional borrowings. As of March 29, 2008, we had $105.8 million in available cash and borrowing capacity under the Revolving Credit Agreement. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements. Less frequent uses of cash can include payments of restrictive distributions to Holdings, and acquisitions.

Debt Service. The Credit Agreement consists of our five-year asset-based Revolving Credit Agreement with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million. As of March 29, 2008, under our Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 (“the Notes”), we had total indebtedness of $372.5 million and $93.9 million of borrowing availability as defined by our Revolving Credit Agreement, subject to customary conditions.

Borrowings under the Credit Agreement generally bear interest based at a margin over, at our option, the base rate or the reserve-adjusted LIBOR. As of March 29, 2008 the applicable margin was 125 basis points over LIBOR or 25 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. Our obligations under the Revolving Credit Agreement are secured by a first priority security interest in all of our receivables and inventory and a second priority security interest in the stock of our subsidiaries and all other assets of us and the guarantors. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

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

Capital Expenditures. We expect to spend approximately $8.0 million on capital expenditures in 2008. Through the three months ended March 29, 2008, $2.6 million was spent on capital expenditures. Although the Credit Agreement contains restrictions on the total amount of our annual capital expenditures, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $122.4 million at March 29, 2008 and $124.0 million at March 31, 2007. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

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

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of March 29, 2008.

(in millions)
	Payments Due by Period
	2008	2009 - 2010	2011 - 2012	2013 and Thereafter	Total
Contractual Obligations (1)
Term loan	$7.3	$3.9	$186.3	$—	$197.5
Senior subordinated notes	—	—	—	175.0	175.0
Revolving credit facility	—	—	—	—	—
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	5.9	11.5	5.1	5.6	28.1
Interest on indebtedness (2)	31.1	59.7	47.1	14.3	152.2

Total contractual cash obligations (3)	$44.3	$75.2	$238.5	$194.9	$552.9

(1)	The Company is contingently liable for certain advisory fees. See Footnote 6 of the financial statements included herein.
(2)	Represents interest on the Notes and interest on the Credit Agreement assuming LIBOR of 6.8%. Each 100 basis points of increase or decrease in LIBOR would result in an increase or decrease in annual interest on the senior credit facilities of $2.0 million assuming outstanding indebtedness of $197.5 million under our Credit Agreement.
(3)	The obligations above exclude $2.4 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with FIN48. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all.

Recent Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Position (“FSP”) FSP 157-1 and 157-2. FSP 157-1 amends SFAS157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancials assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities measured at fair value in a business combination.

We adopted SFAS 157 for financial assets and financial liabilities as of the beginning of our 2008 fiscal year, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1 and FSP 157-2. The adoption did not have a material impact on our financial position and results of operations.

In February of 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective beginning the first quarter of 2008, the Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company will be required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase will require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance our debt and replace the Company’s existing senior secured credit agreement. As of March 29, 2008, the Company has $372.5 million in debt, including $0.1 million in debt related to capital leases. The Revolving Credit Agreement was undrawn and the interest rate on the $175 million of our Senior Subordinated Notes is fixed at 9.75%. As of March 29, 2008, our exposure to changes in interest rates is related to our Term Loans of $197.5 million which provides for quarterly principal and interest payments at LIBOR plus 350 basis points and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.0 million change to interest expense.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

On April 7, 2008 Donald T. Grimes announced his resignation as the Company’s Executive Vice President and Chief Financial Officer. Mr. Grimes has accepted a chief financial officer position with a publicly-traded, global consumer products company. Mr. Grimes will remain with the Company until May 23, 2008 in order to effectively transition his responsibilities.

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

For a more detailed explanation of the factors affecting our business, please refer to the “Forward-Looking Statements Section” in this report and in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

There have been no material changes from Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on May 12, 2008.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ DONALD T. GRIMES
Donald T. Grimes
Chief Financial Officer