Form 10-Q
period 2008-06-28
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2008-08-11
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2008

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

Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 11, 2008, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED JUNE 28, 2008

		Page
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – as of December 29, 2007 and June 28, 2008	1

	Consolidated Statements of Operations and Comprehensive Income – Three months ended June 30, 2007 and June 28, 2008; Six months ended June 30, 2007 and June 28, 2008	2

	Consolidated Statements of Cash Flows – Six months ended June 30, 2007 and June 28, 2008	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	December 29, 2007	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,893	$1,586
Trade accounts receivable, net of allowance for doubtful accounts of $2,134 and $2,293, respectively	53,272	63,094
Inventories	124,662	148,065
Deferred tax assets	9,745	9,633
Prepaid expenses and other current assets	9,479	3,950

Total current assets	207,051	226,328
Property, plant and equipment, net	50,021	49,436
Deferred financing costs, net	11,312	9,828
Goodwill	218,839	218,839
Capitalized software, net	851	770
Intangible assets, net	183,745	177,668
Other assets	2,965	2,864

Total assets	$674,784	$685,733

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$46,961	$65,562
Accrued interest	4,584	4,294
Accrued compensation	8,286	9,836
Accrued expenses	15,310	11,016
Current maturities of long-term debt	7,883	1,961

Total current liabilities	83,024	92,669
Long-term debt	365,162	368,626
Other long-term liabilities	5,092	4,798
Deferred tax liabilities	57,987	56,944

Total liabilities	511,265	523,037

Shareholder’s equity
Common stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	189,978	190,685
Accumulated deficit	(27,363)	(28,867)
Accumulated other comprehensive income	904	878

Total shareholder’s equity	163,519	162,696

Total liabilities and shareholder’s equity	$674,784	$685,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending		Six Months Ending
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Net sales	$172,633	$165,818	$318,883	$309,712
Cost of sales	(119,993)	(113,544)	(221,353)	(210,992)

Gross profit	52,640	52,274	97,530	98,720
Selling, general and administrative expenses	(41,850)	(42,612)	(84,719)	(84,661)
Net gain (loss) on sale of property, plant and equipment	(128)	—	(113)	25

Income from operations	10,662	9,662	12,698	14,084
Interest expense, net	(9,485)	(8,167)	(19,135)	(17,090)
Write-off of deferred financing costs	—	—	(6,130)	—
Other income (expense), net	(198)	61	(62)	79

Income (loss) before income tax	979	1,556	(12,629)	(2,927)
Income tax (expense) benefit	(218)	(279)	4,894	1,423

Net income (loss)	761	1,277	(7,735)	(1,504)
Other comprehensive income (loss):
Foreign currency translation	263	10	299	(26)

Comprehensive income (loss)	$1,024	$1,287	$(7,436)	$(1,530)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Six Months Ending
	June 30, 2007	June 28, 2008
Cash flows from operating activities:
Net income (loss)	$(7,735)	$(1,504)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,211	10,459
Amortization of deferred financing charges	1,476	1,484
Write-off of deferred finance charges	6,130	—
Net (gain)/loss on sale of property, plant and equipment	113	(25)
Deferred income taxes	(5,611)	(931)
Non-cash stock-based compensation	1,092	707
Other non-cash charges	(26)	875
Net change in operating assets and liabilities, net of acquisitions:		—
(Increase) in trade accounts receivable	(6,700)	(9,981)
(Increase) in inventory	(17,063)	(24,115)
Increase in accounts payable and accrued liabilities	26,716	12,811
Change in other assets/liabilities, net	2,369	5,612

Net cash (used in)/provided by operating activities	10,972	(4,608)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,828)	(3,410)
Capitalized software costs	(330)	(333)
Proceeds from sale of property, plant and equipment	38	48

Net cash used in investing activities	(3,120)	(3,695)
Cash flows from financing activities:
Cash overdraft	—	2,464
Borrowing under revolving line-of-credit	26	4,400
Repayments under revolving line-of-credit	(24,300)	—
Borrowing under long-term debt	200,000	—
Principal repayments on long-term debt	(176,035)	(6,860)
Repayment of capital leases	—	—
Proceeds from stock options exercised	9	—
Payments for deferred financing costs	(6,331)	—

Net cash used in financing activities	(6,631)	4

Net effects of exchange rates on cash	55	(8)

(Decrease)/increase in cash and cash equivalents	1,276	(8,307)
Cash and cash equivalents, beginning of period	2,652	9,893

Cash and cash equivalents, end of period	$3,928	$1,586

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial information herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, which are considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

1.	Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of aftermarket automotive accessories and equipment, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 16,000 customers. The Company’s wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

2.	Recent Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Position (“FSP”) FSP 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities measured at fair value in a business combination.

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

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company will be required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase would require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009. On June 20, 2008 the SEC approved an additional one year extension for non-accelerated filers with respect to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting. Under the amendment, we would be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141R will have on its consolidated financial statements, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009.

On April 25, 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” and other US GAAP. The FSP is effective, on a prospective basis (already defined), for fiscal year’s beginning after December 15, 2008 and for the interim periods within those fiscal years. The Company has not yet evaluated the impact, if any, this FSP will have on its consolidated financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended June 28, 2008 and June 30, 2007, and 26 weeks in the six month periods ended June 28, 2008 and June 30, 2007.

Stock-Based Compensation

Options to purchase 485,668 shares of Class L common stock and 4,371,008 of Class A common stock were granted on March 27, 2008. During the three and six months ended June 28, 2008 the Company recorded less than $0.1 million and $0.1 million, respectively, associated with the grant of these new options and a total expense of $0.3 million and $0.4 million, respectively, for all share-based compensation. No new options were issued during the second quarter of 2008. For the three and six months ended June 30, 2007, the Company recorded total expense for all share-based compensation of $0.3 million and $1.1 million, respectively.

For purposes of determining the fair value of the stock option awards granted by the Company, the Company used the Black-Scholes option pricing model, with the following fair value assumptions:

	Six Months Ended
	June 30, 2007	June 28, 2008
Dividend yield	0%	0%
Volatility	25.70%	24.50%
Risk free interest rate	4.56%	2.93%
Expected life (years)	4.75	6.50

Stock option awards as of June 28, 2008, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, December 29, 2007	1,304,864
Granted	485,668
Exercised	—
Forfeited	(59,886)
Outstanding, March 29, 2008 (2)	1,730,646	$23.89	4.0 years
Exercisable, March 29, 2008 (2)	832,224	$29.06	3.3 years
Outstanding, March 29, 2008 (2)	1,730,646
Granted	—
Exercised	—
Forfeited	(5,545)
Outstanding, June 28, 2008 (2)	1,725,101	$23.87	3.7 years
Exercisable, June 28, 2008 (2)	844,521	$28.51	3.4 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life*
Outstanding, December 29, 2007	11,743,765
Granted	4,371,008
Exercised	—
Forfeited	(538,974)
Outstanding, March 29, 2008 (2)	15,575,799	$0.43	4.0 years
Exercisable, March 29, 2008 (2)	7,490,004	$0.47	3.3 years
Outstanding, March 29, 2008 (2)	15,575,799
Granted	—
Exercised	—
Forfeited	(49,905)
Outstanding, June 28, 2008 (2)	15,525,894	$0.43	3.7 years
Exercisable, June 28, 2008 (2)	7,600,682	$0.46	3.4 years

(1)	Weighted Average Remaining Contractual Life based on options that are accounted for under FAS 123 (R).

(2)	As of March 29, 2008 and June 28, 2008, there was no aggregate intrinsic value of the options.

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with the Company’s Chief Executive Officer and President, Edward H. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, which we collectively refer to as the “Restricted Stock,” subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the Restricted Stock vests on October 31, 2008 and the remaining fifty percent (50%) vests on June 30, 2010, if Mr. Orzetti is continuously employed by the Company or one of its subsidiaries through such dates, subject to earlier vesting upon certain events, including a Sale of the Company (as defined in the Restricted Stock Agreement). If Mr. Orzetti’s employment with the Company is terminated, he will forfeit any unvested shares of Restricted Stock. Mr. Orzetti has full voting rights with respect to the shares of Restricted Stock, but until the shares vest he may not transfer any of the shares and the Company will retain physical custody of the certificates for the shares. In addition, prior to vesting, any dividends to which the shares of restricted stock are entitled will be accumulated and held by the Company subject to the same restrictions as the underlying shares. The fair value of the Restricted Stock, computed in accordance with SFAS 123(R), was approximately $1.0 million. Approximately $0.2 million of expense associated with the unvested and unexercised Restricted Stock was recorded as stock-based compensation expense for the three and six months ended June 28, 2008.

Taxes

The Company adopted the provisions of FASB Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” at the beginning of its 2007 fiscal year. At June 28, 2008, the amount of the liability for unrecognized tax benefits was approximately $2.0 million, a decrease of $0.4 million from March 29, 2008. This reduction in the reserve is primarily attributable to the lapse of prior year statutes of limitations. Of the $2.0 million in liability related to the unrecognized tax benefits, $1.3 million would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash. Favorable resolution would be recognized as a reduction to our income tax expense in the period of resolution.

Based upon the expiration of the state statutes of limitations, we do not expect that the total amounts of unrecognized tax benefits will change significantly within the next twelve months. The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All U.S. federal income tax returns are closed through the short period ended October 30, 2003. The Internal Revenue Service is currently conducting an examination of the open years. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

4.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the most important characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 352 trucks, that provide multi-day per week delivery and returns along over 281 routes which cover 45 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

Financial information for the two reportable segments is as follows:

	Three Months Ending		Six Months Ending
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
	(000’s)	(000’s)	(000’s)	(000’s)
Net Sales
Distribution	$171,105	164,630	$316,194	307,064
Retail	6,712	6,612	12,228	12,106
Elimination	(5,184)	(5,424)	(9,539)	(9,458)

Total	$172,633	$165,818	$318,883	$309,712

Interest expense, net
Distribution	$(9,485)	(8,167)	$(19,135)	(17,090)
Retail	—	—	—	—

Total	$(9,485)	$(8,167)	$(19,135)	$(17,090)

Depreciation & amortization
Distribution	$5,012	5,147	$10,109	10,357
Retail	51	51	102	102

Total	$5,063	$5,198	$10,211	$10,459

Income tax (expense) benefit
Distribution	$(309)	(473)	$4,567	778
Retail	91	194	327	645

Total	$(218)	$(279)	$4,894	$1,423

Net income (loss)
Distribution	$938	1,428	$(7,244)	(741)
Retail	(177)	(151)	(491)	(763)

Total	$761	$1,277	$(7,735)	$(1,504)

	Three Months Ending		Six Months Ending
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
	(000’s)	(000’s)	(000’s)	(000’s)
Capital Expenditures
Distribution	$723	892	$2,784	3,404
Retail	13	—	44	6

Total	$736	$892	$2,828	$3,410

Net sales in the U.S. decreased as a percent of total sales in the three and six month periods ended June 28, 2008 to approximately 83.8% and 85.7 % from 86.8 % and 88.5 % for the three and six month periods ended June 30, 2007, respectively. At June 28, 2008 and December 29, 2007, approximately 99.5% and 99.7%, respectively, of long-lived assets are in the U.S.

No customer accounted for more than 2.0% of sales for the three and six month periods ended June 28, 2008 and June 30, 2007.

5.	Goodwill and Other Intangibles - Net

Goodwill at June 28, 2008 for the Distribution and Retail segments is $214.8 million and $4.0 million, respectively. Intangible assets are comprised of:

	Gross Amount	Life	Accumulated Amortization	Balance at December 29, 2007
	(000’s)		(000’s)	(000’s)
Retail trade name —A&A	$3,000	30	$(417)	$2,583
eServices trade name — DriverFX.com	1,000	15	(278)	722
Wholesale trade name — Keystone	50,000	30	(6,944)	43,056
Vendor agreements	60,249	17	(14,744)	45,505
Customer relationships - Reliable	17,000	20	(1,700)	15,300
Customer relationships - Keystone	100,752	17	(24,173)	76,579

Total intangibles, net	$232,001		$(48,256)	$183,745

	Gross Amount	Life	Accumulated Amortization	Balance at June 28, 2008
	(000’s)		(000’s)	(000’s)
Retail trade name —A&A	$3,000	30	$(467)	$2,533
eServices trade name — DriverFX.com	1,000	15	(312)	688
Wholesale trade name — Keystone	50,000	30	(7,778)	42,222
Vendor agreements	60,249	17	(16,516)	43,733
Customer relationships - Reliable	17,000	20	(2,124)	14,876
Customer relationships - Keystone	100,752	17	(27,136)	73,616

Total intangibles, net	$232,001		$(54,333)	$177,668

Amortization expense related to intangible assets for the six months ended June 28, 2008 and June 30, 2007 was $6.1 million for each period.

6.	Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”). In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent International Corporation (“Advent”). The Bain Capital advisory agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital received a contingent annual advisory services fee of $1.5 million through 2006, plus reasonable out-of-pocket fees and expenses. For 2007, the annual advisory fee due to Bain Capital under the advisory agreement increased to $3.0 million plus reasonable out-of-pocket fees and expenses, which was contingent on the Company achieving certain consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s Credit Agreement (as defined in footnote #8, below), for the year, including the impact of the Bain Capital advisory services fee. As a result of not achieving the Adjusted EBITDA level for 2007, we did not pay an annual advisory fee for the year. The restriction on achieving minimum Adjusted EBITDA lapsed following the 2007 fiscal year. For 2008 through 2013, the annual advisory fee is $3.0 million, plus reasonable out of pocket fees and expenses. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings, plus reasonable out-of-pocket fees and expenses.

The Bain Capital advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement. Selling, general and administrative expense for the three month period ended June 28, 2008 includes a management fee expense of $0.8 million to Bain Capital, while for the three month period ended June 30, 2007 no management fee expense was due to Bain Capital. Included in accounts payable at June 28, 2008 and June 30, 2007 was $1.5 million and $0.8 million, respectively, payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million, subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for the three month period ended June 28, 2008 includes less than $0.1 million of management fee expense to Advent, while for the three month period ended June 30, 2007 no management fee expense was due to Advent. Included in accounts payable at June 28, 2008 and June 30, 2007 were amounts due to Advent under the Advent advisory agreement, each in amounts less than $0.1 million.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations or cash flows.

8.	Debt

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreement effected a refinancing and replacement of the Company’s prior senior secured credit agreement dated October 30, 2003, in order to provide the Company with greater flexibility and liquidity to meet its growth and operational goals. Bain was entitled to receive a 1% transaction fee in exchange for its assistance with the refinancing of the debt but subsequently waived its rights to receive such fee.

In the first quarter of 2007, the Company wrote-off approximately $6.1 million of deferred financing costs associated with the extinguishment of the prior senior secured credit agreement.

The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company, and matures on January 12, 2012. The applicable margin on the Term Loan is 350 basis points over London Inter-Bank Offer Rate (“LIBOR”) or 250 basis points over the base rate. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and the guarantors under the Term Loan and a second priority security interest in the Company’s receivables and inventory.

During the second quarter of 2008, the Company paid approximately $5.9 million for “Excess Cash Flow”, as defined within the Term Loan. The payment amount is determined as 50% of the amount of “Excess Cash Flow”, based on the operations of the Company for the fiscal year. For the fiscal year ended December 29, 2007, the payment for “Excess Cash Flow” was due and paid by the Company on April 3, 2008, five business days after the issuance of the Form 10-K.

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on January 12, 2012. The applicable margin on the Revolver is a grid ranging from 125 to 175 basis points over LIBOR or 25 to 75 basis points over the base rate, based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and guarantors under the Revolver. As of June 28, 2008, under our Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 (the “Notes”), we had total indebtedness of $370.6 million and $93.4 million of borrowing availability as defined by our Revolver, subject to customary conditions.

9.	Subsequent Event

On July 2, 2008 the Company entered into an agreement with FTI Palladium Partners, the interim management practice of FTI Consulting, Inc., whereby Mr. Stuart B. Gleichenhaus, 51, a senior managing director of FTI Palladium Partners, will act as the interim Chief Financial Officer of the Company. Mr. Gleichenhaus has over twenty-five years of experience in finance-based roles in a number of different industries.

FORWARD-LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933 (the “Securities Act”). Keystone Automotive Operations, Inc. (“we”, “us” or the “Company”) cautions readers that such “forward-looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements”. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward-looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the section of this report entitled “Forward-Looking Statements” as well as the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Terms used herein such as “the Company,” “Keystone,” “we,” “us” and “our” are references to Keystone Automotive Operations, Inc. and its affiliates, as the context requires.

Overview

General Business Overview

We are a wholesale distributor and retailer of automotive aftermarket accessories and equipment, operating throughout the U.S. and in parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 16,000 customers. Our wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via our proprietary electronic catalog. The Company also operates 24 retail stores in Pennsylvania. Our corporate headquarters is in Exeter, Pennsylvania.

Distribution and Retail constitute our two business segments which are more fully described below.

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke delivery network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 352 trucks, that provide multi-day per week delivery and returns along over 281 routes which cover 45 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail

The Retail segment of our business operates 24 retail stores in Pennsylvania under the “A&A Auto Parts” name. A&A stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Operations Overview

For the three and six month periods ended June 28, 2008, our net sales decreased 3.9% and 2.9%, respectively, versus the three and six month periods ending June 30, 2007. Our Distribution segment generated $159.2 million, or 96.0%, and $297.6 million, or 96.1%, of our net sales in the three and six month periods ended June 28, 2008, respectively, compared to $165.9 million, or 96.1% and $306.7 million, or 96.2%, of our net sales in the three and six month periods ended June 30, 2007, respectively. Our Retail segment generated $6.6 million, or 4.0%, and $12.1 million, or 3.9%, of our net sales in the three and six month periods ended June 28, 2008, respectively, compared to $6.7 million, or 3.9%, and $12.2 million, or 3.8%, of our net sales in the three and six month periods ended June 30, 2007, respectively.

Our net income increased by $0.5 million and $6.2 million, respectively, for the three and six month periods ended June 28, 2008, to a net income of $1.3 million and a net loss of $1.5 million, respectively, compared to income of $0.8 million and a loss of $7.7 million for the three and six month periods ended June 30, 2007, respectively. The three month period ended June 28, 2008 was positively impacted by lower interest expense and higher other income and partially offset by lower gross profit dollars and higher selling, general and administrative expense. The six month period ending June 28, 2008 was positively impacted by higher gross profit dollars, lower selling, general and administrative expense and interest expense and partially offset by a lower tax benefit. Our 2008 fiscal year to date benefited by the absence of $6.1 million charge for the write-off of deferred financing costs.

Items Affecting Comparability

Comparability between 2008 and 2007 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 26 weeks included in the three and six month periods ended June 28, 2008 and June 30, 2007, respectively.

Results of Operations

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended June 28, 2008 to the three months ended June 30, 2007:

	Three Months Ended
	June 30, 2007	June 28, 2008	Dollar Change	Percent Change
	(000’s)	(000’s)	(000’s)
Net sales	$172,633	$165,818	$(6,815)	(3.9)%
Cost of sales (exclusive of items shown separately below)	(119,993)	(113,544)	6,449	(5.4)

Gross profit	52,640	52,274	(366)	(0.7)
Selling, general and administrative expenses	(41,850)	(42,612)	(762)	1.8
Net gain (loss) on sale of property, plant and equipment	(128)	—	128	*

Income from operations	10,662	9,662	(1,000)	(9.4)
Interest expense, net	(9,485)	(8,167)	1,318	(13.9)
Other, net	(198)	61	259	*

Income (loss) before income tax	979	1,556	577	*
Income tax (expense) benefit	(218)	(279)	(61)	*

Net income (loss)	761	1,277	516	*
Other comprehensive income:
Foreign currency translation	263	10	(253)	*

Comprehensive income (loss)	$1,024	$1,287	$263	*

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	June 30, 2007	June 28, 2008
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	69.5	68.5

Gross profit	30.5	31.5
Selling, general and adminstrative expenses	24.2	25.7
Net gain (loss) on sale of property, plant and equipment	0.1	—

Income from operations	6.2	5.8
Interest expense, net	5.5	4.9
Other income (expense), net	(0.1)	—

Income (loss) before income tax	0.6	0.9
Income tax (expense) benefit	(0.2)	(0.2)

Net income (loss)	0.4%	0.7%

Three Months Ended June 28, 2008 Compared to the Three Months Ended June 30, 2007

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns.

Net sales for the quarter ended June 28, 2008 were $165.8 million, a decrease of $6.8 million, or 3.9%, compared to $172.6 million for the same period in the prior year. The decrease in sales, which was concentrated in the last month of the quarter, was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic uncertainty and a year over year decline in truck and SUV sales, which directly impacts our business. The Dropship fulfillment operations (shipping via third party delivery directly to the end-consumer on behalf of our customer) and International geographies delivered single digit growth in net sales versus the prior period, while Canada, and National Accounts (customers that participate in retail markets on a national or multi-region basis) achieved double digit growth versus the same period in the prior year. The Midwest geography saw single digit declines and Northeast, West Coast and Southeast geographies saw double digit declines in net sales versus the same period in the prior year.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit decreased by $0.3 million, or 0.7%, from $52.6 million for the three month period ended June 30, 2007 to $52.3 million for the three month period ended June 28, 2008. The decrease in gross profit resulted from lower sales partially offset by improved selling margins. Gross margin was 31.5% for the three month period ended June 28, 2008 versus 30.5% for the three month period ended June 30, 2007.

Selling, General and Administrative Expenses. Included in selling, general and administrative expense are all non-product related operating expenses - warehouse, marketing, delivery, selling and general and administrative expenses including depreciation and amortization, occupancy, and information technology, less certain benefits received from promotional activities. Selling, general and administrative expenses were $42.6 million or 25.6% of sales for the three month period ended June 28, 2008, and $41.9 million or 24.2% of our sales for the three month period ended June 30, 2007. The increase in operating expenses resulted primarily from an increase in delivery expense and general inflation, partially offset by cost reduction programs in the warehouse and other areas. Delivery expense for the three month period ended June 28, 2008 increased by $1.3 million as compared to the three month period ended June 30, 2007, primarily due to increased fuel prices and the cost of operating new delivery routes. Additional cost reductions programs were put in place at the end of the three month period ended June 28, 2008 to further control operating expenses.

Interest Expense. Interest expense decreased by $1.3 million, or 13.9%, to $8.2 million for the three months ended June 28, 2008 compared to $9.5 million for the same period in the prior year. The decrease is related to a decrease in variable interest rates and to a decrease in amounts borrowed.

Income Tax Expense. The income tax expense increased by $0.1 million, to an expense of $0.3 million for the three months ended June 28, 2008 from an expense of $0.2 million for the three months ended June 30, 2007. Our effective tax rate was 17.9% for the three months ended June 28, 2008 compared to an effective tax rate of 22.3% for the three months ended June 30, 2007. The decrease in the effective tax rate for the three months ended June 28, 2008 is attributable to a greater reduction in the reserve for uncertain tax positions due to a lapse of a prior year statute of limitations than the reduction that occurred for the same period in 2007.

Net Income. Net income increased by $0.5 million to an income of $1.3 million for the three months ended June 28, 2008 compared to income of $0.8 million for the same period in the prior year. The increase is attributed to a $1.3 million decrease in interest expense and a $0.3 million increase in other income offset by a $0.3 million decrease in gross profit, the $0.7 million increase in selling, general and administrative expense and a $0.1 million increase in income tax expense for the three months ended June 28, 2008.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $6.7 million, or 4.0%, for the three months ended June 28, 2008 compared to the same period in the prior year. The sales decrease was driven by a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty and a year over year decline in truck and SUV sales, which directly impacts our business. Net income for the Distribution segment increased by $0.5 million for the three months ended June 28, 2008 compared to the three months ended June 30, 2007. The increase is due primarily to a decrease in interest expense, partially offset by a decrease in gross profit and an increase in selling, general and administrative expense and income tax expense.

The Retail segment’s sales decreased by $0.1 million, or 1.5% for the three months ended June 28, 2008 compared to the same period in the prior year. The Retail segment’s net loss for the three mouth period ended June 28, 2008 remained consistent with the same period last year.

Six Months Ended June 28, 2008 Compared to the Six Months Ended June 30, 2007

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the six months ended June 28, 2008 to the six months ended June 30, 2007:

	Six Months Ended
	June 30, 2007	June 28, 2008	Dollar Change	Percent Change
	(000’s)	(000’s)	(000’s)
Net sales	$318,883	$309,712	$(9,171)	(2.9)%
Cost of sales (exclusive of items shown separately below)	(221,353)	(210,992)	10,361	(4.7)

Gross profit	97,530	98,720	1,190	1.2
Selling, general and administrative expenses	(84,719)	(84,661)	58	(0.1)
Net gain (loss) on sale of property, plant and equipment	(113)	25	138	*

Income from operations	12,698	14,084	1,386	10.9
Interest expense, net	(19,135)	(17,090)	2,045	(10.7)
Write-off of deferred financing costs	(6,130)	—	6,130	*
Other, net	(62)	79	141	*

Income (loss) before income tax	(12,629)	(2,927)	9,702	*
Income tax (expense) benefit	4,894	1,423	(3,471)	*

Net income (loss)	(7,735)	(1,504)	6,231	*
Other comprehensive income:
Foreign currency translation	299	(26)	(325)	*

Comprehensive income (loss)	$(7,436)	$(1,530)	$5,906	*

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Six Months Ended
	June 30, 2007	June 28, 2008
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	69.4	68.1

Gross profit	30.6	31.9
Selling, general and adminstrative expenses	26.5	27.3
Net gain (loss) on sale of property, plant and equipment	0.1	0.1

Income from operations	4.0	4.5
Interest expense, net	6.0	5.5
Write-off of deferred financing costs	1.9	—
Other income (expense), net	—	—

Income (loss) before income tax	(3.9)	(1.0)
Income tax (expense) benefit	1.5	0.5

Net income (loss)	(2.4)%	(0.5)%

Net Sales. Net sales for the six months ended June 28, 2008 were $309.7 million, a decrease of $9.2 million, or 2.9%, compared to $318.9 million for the same period in the prior year. The decrease in sales, which was concentrated in the month of June, was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic uncertainty and a year over year decline in truck and SUV sales, which directly impacts our business. The Midwest geography and Dropship fulfillment operations delivered single digit growth in net sales versus the prior period, while Canada, National Accounts and International geographies achieved double digit growth versus the same period in the prior year. Sales from our West Coast geography saw single digit declines in net sales and the Northeast and Southeast geographies both saw double digit declines in net sales versus the same period in the prior year.

Gross Profit. Gross profit increased by $1.2 million, or 1.2%, from $97.5 million for the six month period ended June 30, 2007 to $98.7 million for the six month period ended March 29, 2008. The increase in gross profit resulted from improved selling margins and managed vendor programs. Gross margin was 31.9% for the six month period ended June 28, 2008 versus 30.6% for the six month period ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $84.7 million or 27.3% of sales for the six month period ended June 28, 2008, and $84.7 million or 26.5% of our sales for the six month period ended June 30, 2007. Delivery expense for the six month period ended June 28, 2008 increased by $2.4 million as compared to the six month period ended June 30, 2007, primarily due to increased fuel prices and the cost of operating new delivery routes which were offset by cost reduction programs in the warehouse and other areas. Additional cost reduction programs were put in place at the end of the six month period ended June 28, 2008 to further control operating expenses.

Interest Expense. Interest expense decreased by $2.0 million, or 10.7%, to $17.1 million for the six months ended June 28, 2008 compared to $19.1 million for the same period in the prior year. The decrease is related to a decrease in variable interest rates and to a decrease in amounts borrowed.

Income Tax Expense. The income tax benefit decreased by $3.5 million, to a benefit of $1.4 million for the six months ended June 28, 2008 from a benefit of $4.9 million for the six months ended June 30, 2007. Our effective tax benefit rate was 48.6% for the six months ended June 28, 2008 compared to an effective tax benefit rate of 38.8% for the six months ended June 30, 2007. The increase in the effective tax benefit rate for the six months ended June 28, 2008 is primarily attributable to a greater reduction in the reserve for uncertain tax positions due to a lapse of a prior year statute of limitations than the reduction that occurred for the same period in 2007.

Net Income. Net loss decreased by $6.2 million to a loss of $1.5 million for the six months ended June 28, 2008 compared to a $7.7 million loss for the same period in the prior year. The decrease in net loss is attributed to the $1.2 million increase in gross profit, a $0.2 million increase in other income and net gain on sale of property plant and equipment and the $2.0 million decrease in interest expense offset by a decrease in income tax benefit of $3.5 million for the six months ended June 28, 2008. Additionally, during the six month period ended June 30, 2007, the company incurred a $6.1 million write-off of deferred financing costs.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $9.1 million, or 3.0%, for the six months ended June 28, 2008 compared to the same period in the prior year. The sales decrease was driven by a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty and a year over year decline in truck and SUV sales, which directly impacts our business. Net income for the Distribution segment increased by $6.5 million for the six months ended June 28, 2008 compared to the six months ended June 30, 2007. The increase is due primarily to the increase in gross profit and decreases in selling, general and administrative expense, interest expense and the absence of the prior year’s write-off of deferred financing costs. These increases where partially offset by a decrease in income tax benefit.

The Retail segment’s sales decreased $0.1 million, or 1.0% for the six months ended June 28, 2008 as compared to the same period in the prior year. The Retail segment’s net income for the six mouth period ended June 28, 2008 decreased by $0.3 million compared to the six months ended June 30, 2007 due to lower gross profit margin and higher operating expenses.

Liquidity and Capital Resources

Operating Activities. Net cash used by operating activities during the six months ended June 28, 2008 was $4.6 million compared to net cash provided by operating activities of $11.0 million for the six months ended June 30, 2007. The decrease in cash from operations was driven primarily by higher levels of net operating assets employed in the business than the prior year. Partially offsetting this was an increase in net income after adjustment for non-cash charges. Non-cash charges include depreciation and amortization, deferred financing charges, write-offs of deferred financing charges, net gains or losses on sales of property, plant and equipment, deferred income taxes and non-cash stock-based compensation expense.

Investing Activities. Net cash used in investing activities was $3.7 million for the period ended June 28, 2008, an increase of $0.6 million from the net cash used in investing activities of $3.1 million in the period ended June 30, 2007. The increase in investing activities is related to higher purchases of property, plant and equipment associated with the normal operations of the business.

Financing Activities. Net cash provided by financing activities during the period ended June 28, 2008 was less than $0.1 million compared to net cash used in financing activities of $6.6 million during the period ended June 30, 2007. The period ended June 30, 2007 includes $6.3 million of new deferred financing costs related to the Credit Agreement.

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement. We believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. Given our historical operating performance, including working capital needs, capital expenditures, and operating costs needed to support organic growth, we believe that our principal sources of liquidity will be sufficient to support our cash requirements through the maturity of our Credit Agreement. However, in the event that we consummate an acquisition during this period, our Credit Agreement contains certain restrictions that may not allow us to fund the total cost of an acquisition from our current sources of liquidity and may require additional borrowings. As of June 28, 2008, we had $95.0 million in available cash and borrowing capacity under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements. Less frequent uses of cash can include payments of restrictive distributions to Holdings, and acquisitions.

Debt Service. The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million. As of June 28, 2008, under our Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 (the “Notes”), we had total indebtedness of $370.6 million and $93.4 million of borrowing availability as defined by our Revolver, subject to customary conditions.

Borrowings under the Credit Agreement generally bear interest based at a margin over, at our option, the base rate or the reserve-adjusted LIBOR. As of June 28, 2008 the applicable margin was 125 basis points over LIBOR or 25 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. Our obligations under the Revolver are secured by a first priority security interest in all of our receivables and inventory and a second priority security interest in the stock of our subsidiaries and all other assets of us and the guarantors under the Revolver. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

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

Capital Expenditures. We expect to spend approximately $7.0 million on capital expenditures in 2008. Through the six months ended June 28, 2008, $3.7 million was spent on capital expenditures. Although the Credit Agreement contains restrictions on the total amount of our annual capital expenditures, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $133.7 million at June 28, 2008 and $123.3 million at December 29, 2007. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

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

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of June 28, 2008.

(in millions)

	Payments Due by Period
	2008	2009 - 2011	2012 - 2014	2015 and Thereafter	Total
Contractual Obligations
Term loan	$1.0	$5.3	$184.8	$—	$191.1
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	—	4.4	—	4.4
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	3.3	12.9	4.9	2.8	23.9
Interest on indebtedness (1)	18.7	86.0	31.7	—	136.4

Total contractual cash obligations (2)	$23.0	$104.3	$400.8	$2.8	$530.9

(1)	Represents interest on the notes and interest on the senior credit facility assuming LIBOR of 6.2%. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facilities of $0.2 million assuming outstanding indebtedness of $191.1 million under our senior credit facilities.

(2)	The obligations above exclude $2.0 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with FIN 48. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all.

Recent Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Position (“FSP”) FSP 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities measured at fair value in a business combination.

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

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company will be required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase would require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009. On June 20, 2008 the SEC approved an additional one year extension for non-accelerated filers with respect to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting. Under the amendment, we would be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141R will have on its consolidated financial statements, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009.

On April 25, 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” and other US GAAP. The FSP is effective, on a prospective basis (already defined), for fiscal year’s beginning after December 15, 2008 and for the interim periods within those fiscal years. The Company has not yet evaluated the impact, if any, this FSP will have on its consolidated financial statements.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance our debt and replace the Company’s existing senior secured credit agreement. As of June 28, 2008, the Company has $370.6 million in debt, including $0.1 million in debt related to capital leases. The Revolver was drawn with an outstanding balance of $4.4 million and the interest rate on the $175 million of our Notes is fixed at 9.75%. As of June 28, 2008, our exposure to changes in interest rates is related to our Term Loans of $191.1 million which provides for quarterly principal and interest payments at LIBOR plus 3.5% and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $1.9 million change to interest expense.

Inflation

We do not believe that inflation has had a material effect on our current business, financial condition or results of operations.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

On April 7, 2008 Donald T. Grimes announced his resignation as Executive Vice President and Chief Financial Officer of Keystone the Company. Mr. Grimes has accepted a chief financial officer position with a publicly-traded, global consumer products company. Mr. Grimes remained with Keystone until May 23, 2008 in order to effectively transition his responsibilities.

On July 2, 2008 the Company entered into an agreement with FTI Palladium Partners, the interim management practice of FTI Consulting, Inc., whereby Mr. Stuart B. Gleichenhaus, 51, a senior managing director of FTI Palladium Partners, will act as the interim Chief Financial Officer of the Company. Mr. Gleichenhaus has over twenty-five years of experience in finance-based roles in a number of different industries.

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

There have been no material changes from Risk Factors previously disclosed in our Annual Report on Form10-K for the fiscal year ended December 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

10.1	Letter Agreement signed July 2, 2008 by and between Keystone Automotive Operations, Inc. and FTI Palladium Partners, a division of FTI Consulting, Inc., for services including those of Stuart B. Gleichenhaus to serve as interim Chief Financial Officer of the Company.

31.1	Certification by Edward H. Orzetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Stuart B. Gleichenhaus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on August 11, 2008.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ STUART B. GLEICHENHAUS
Stuart B. Gleichenhaus
Chief Financial Officer