Form 10-Q
period 2008-09-27
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2008-11-12
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 2008

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

As of November 12, 2008, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED SEPTEMBER 27, 2008

		Page
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – as of December 29, 2007 and September 27, 2008	1

	Consolidated Statements of Operations and Comprehensive Income – Three months ended September 29, 2007 and September 27, 2008; Nine months ended September 29, 2007 and September 27, 2008	2

	Consolidated Statements of Cash Flows – Nine months ended September 29, 2007 and September 27, 2008	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

	Signatures	28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	December 29, 2007	September 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,893	$1,804
Trade accounts receivable, net of allowance for doubtful accounts of $2,134 and $2,813, respectively	53,272	55,055
Inventories	124,662	131,424
Deferred tax assets	9,745	7,510
Prepaid expenses and other current assets	9,479	5,015

Total current assets	207,051	200,808

Property, plant and equipment, net	50,021	47,634
Deferred financing costs, net	11,312	9,085
Goodwill	218,839	218,839
Capitalized software, net	851	634
Intangible assets, net	183,745	174,630
Other assets	2,965	2,085

Total assets	$674,784	$653,715

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$46,961	$42,511
Accrued interest	4,584	7,529
Accrued compensation	8,286	8,975
Accrued expenses	15,310	14,249
Current maturities of long-term debt	7,883	1,962

Total current liabilities	83,024	75,226

Long-term debt	365,162	363,735
Other long-term liabilities	5,092	3,725
Deferred tax liabilities	57,987	53,397

Total liabilities	511,265	496,083

Shareholder’s equity

Common stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	189,978	191,121
Accumulated deficit	(27,363)	(34,327)
Accumulated other comprehensive income	904	838

Total shareholder’s equity	163,519	157,632

Total liabilities and shareholder’s equity	$674,784	$653,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending		Nine Months Ending
	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008
Net sales	$154,304	$136,259	$473,187	$445,971
Cost of sales	(107,837)	(94,277)	(329,190)	(305,269)

Gross profit	46,467	41,982	143,997	140,702
Selling, general and administrative expenses	(40,998)	(40,997)	(125,717)	(125,658)
Net gain (loss) on sale of property, plant and equipment	37	(12)	(76)	13

Income from operations	5,506	973	18,204	15,057
Interest expense, net	(9,562)	(8,125)	(28,697)	(25,215)
Write-off of deferred financing costs	—	—	(6,130)	—
Other income (expense), net	(12)	(8)	(74)	71

Income (loss) before income tax	(4,068)	(7,160)	(16,697)	(10,087)
Income tax (expense) benefit	1,112	1,700	6,006	3,123

Net income (loss)	(2,956)	(5,460)	(10,691)	(6,964)
Other comprehensive income (loss):
Foreign currency translation	119	(40)	418	(66)

Comprehensive income (loss)	$(2,837)	$(5,500)	$(10,273)	$(7,030)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Nine Months Ending
	September 29, 2007	September 27, 2008
Cash flows from operating activities:
Net income (loss)	$(10,691)	$(6,964)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,346	15,894
Amortization of deferred financing charges	2,218	2,227
Write-off of deferred finance charges	6,130	—
Net (gain)/loss on sale of property, plant and equipment	76	(48)
Deferred income taxes	(5,823)	(2,355)
Non-cash stock-based compensation	1,411	1,143
Other non-cash charges	3,056	(55)
Net change in operating assets and liabilities, net of acquisitions:
(Increase) in trade accounts receivable	(1,583)	(2,463)
(Increase) in inventory	(9,919)	(6,010)
Increase (decrease) in accounts payable and accrued liabilities	21,416	(3,258)
Change in other assets/liabilities, net	213	5,274

Net cash (used in)/provided by operating activities	21,850	3,385

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,367)	(3,869)
Capitalized software costs	(631)	(366)
Proceeds from sale of property, plant and equipment	74	91

Net cash used in investing activities	(3,924)	(4,144)

Cash flows from financing activities:
Repayments under revolving line-of-credit, net	(24,300)	—
Borrowing under long-term debt	200,000	—
Principal repayments on long-term debt	(176,498)	(7,334)
Proceeds from stock options exercised	9	—
Payments for deferred financing costs	(6,331)	—

Net cash used in financing activities	(7,120)	(7,334)

Net effects of exchange rates on cash	100	4

(Decrease)/increase in cash and cash equivalents	10,906	(8,089)
Cash and cash equivalents, beginning of period	2,652	9,893

Cash and cash equivalents, end of period	$13,558	$1,804

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

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) are wholesale distributors and retailers of aftermarket automotive accessories and equipment, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 16,000 customers. The Company’s wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 24 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

2.	Recent Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

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

We adopted SFAS 157 for financial assets and financial liabilities as of the beginning of our 2008 fiscal year, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1. The adoption did not have a material impact on our financial position and results of operations. The related guidance of FSP 157-2 is currently being evaluated to determine the potential of impact that implementation will have on the Company.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009.

On April 25, 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US GAAP. The FSP is effective, on a prospective basis (already defined), for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. The Company has not yet evaluated the impact, if any, this FSP will have on its consolidated financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended September 27, 2008 and September 29, 2007, and 39 weeks in the nine month periods ended September 27, 2008 and September 29, 2007.

Share-Based Compensation

Options to purchase 485,668 shares of Class L common stock and 4,371,008 of Class A common stock were granted on March 27, 2008. During the three and nine months ended September 27, 2008, the Company recorded an expense of less than $0.1 million and $0.2 million, respectively, associated with the grant of these new options and a total expense of $0.4 million and $1.1 million, respectively, for all share-based compensation. No new options were issued during the second or third quarters of 2008. For the three and nine months ended September 29, 2007, the Company recorded total expense for all share-based compensation of $0.3 million and $1.4 million, respectively.

For purposes of determining the fair value of the stock option awards granted by the Company, the Company used the Black-Scholes option pricing model, with the following fair value assumptions:

	Nine Months Ended
	September 29, 2007	September 27, 2008
Dividend yield	0%	0%
Volatility	25.70%	24.50%
Risk free interest rate	4.56%	2.93%
Expected life (years)	4.50	6.50

Stock option awards as of September 27, 2008, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, December 29, 2007	1,304,864
Granted	485,668
Exercised	—
Forfeited	(59,886)
Outstanding, March 29, 2008 (2)	1,730,646	$23.89	4.0 years
Exercisable, March 29, 2008 (2)	832,224	$29.06	3.3 years

Outstanding, March 29, 2008 (2)	1,730,646
Granted	—
Exercised	—
Forfeited	(5,545)
Outstanding, June 28, 2008 (2)	1,725,101	$23.87	3.7 years
Exercisable, June 28, 2008 (2)	844,521	$28.51	3.4 years

Outstanding, June 28, 2008 (2)	1,725,101
Granted	—
Exercised	—
Forfeited	(28,773)
Outstanding, September 27, 2008 (2)	1,696,328	$23.85	3.5 years
Exercisable, September 27, 2008 (2)	895,550	$26.58	3.2 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, December 29, 2007	11,743,765
Granted	4,371,008
Exercised	—
Forfeited	(538,974)
Outstanding, March 29, 2008 (2)	15,575,799	$0.43	4.0 years
Exercisable, March 29, 2008 (2)	7,490,004	$0.47	3.3 years

Outstanding, March 29, 2008 (2)	15,575,799
Granted	—
Exercised	—
Forfeited	(49,905)
Outstanding, June 28, 2008 (2)	15,525,894	$0.43	3.7 years
Exercisable, June 28, 2008 (2)	7,600,682	$0.46	3.4 years

Outstanding, June 28, 2008 (2)	15,525,894
Granted	—
Exercised	—
Forfeited	(258,949)
Outstanding, September 27, 2008 (2)	15,266,945	$0.43	3.5 years
Exercisable, September 27, 2008 (2)	8,059,938	$0.43	3.2 years

(1)	Weighted Average Remaining Contractual Life based on options that are accounted for under SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS 123 (R)”).
(2)	As of March 29, 2008, June 28, 2008, and September 27, 2008 there was no aggregate intrinsic value of the options.

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with the Company’s Chief Executive Officer and President, Edward H. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, (collectively, the “Restricted Stock”), subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the Restricted Stock vests on October 31, 2008 and the remaining fifty percent (50%) vests on June 30, 2010, if Mr. Orzetti is continuously employed by the Company or one of its subsidiaries through such dates, subject to earlier vesting upon certain events, including a Sale of the Company (as defined in the Restricted Stock Agreement). If Mr. Orzetti’s employment with the Company is terminated, he will forfeit any unvested shares of Restricted Stock. Mr. Orzetti has full voting rights with respect to the shares of Restricted Stock, but until the shares vest he may not transfer any of the shares and the Company will retain physical custody of the certificates for the shares. In addition, prior to vesting, any dividends to which the shares of restricted stock are entitled will be accumulated and held by the Company subject to the same restrictions as the underlying shares. The fair value of the Restricted Stock, computed in accordance with SFAS 123(R), was approximately $1.0 million. Approximately $0.2 million and $0.4 million of expense associated with the unvested and unexercised Restricted Stock was recorded as stock-based compensation expense for the three and nine months ended September 27, 2008, respectively.

Taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at the beginning of its 2007 fiscal year. At September 27, 2008, the amount of the liability for unrecognized tax benefits was approximately $1.7 million, a decrease of $0.3 million from June 28, 2008. This reduction in the reserve is primarily attributable to the lapse of prior year statutes of limitations. Of the $1.7 million in liability related to the unrecognized tax benefits, $1.1 million would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

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

For the three months ended September 27, 2008, the income tax benefit is less than the federal statutory rate primarily due to the provision of additional valuation allowances related to the foreign tax credit for federal income tax purposes and for operating loss carryforwards for state tax purposes, totaling $2.5 million. This decrease was partially offset by a $1.4 million benefit resulting from the revaluation of deferred tax positions due to a change in the statutory tax rate and a $0.2 million reduction in the reserve for uncertain tax positions due to a lapse of a prior year statute of limitations.

4.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the most important characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 20 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 349 trucks, that provide multi-day per week delivery and returns along over 279 routes which cover 47 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery directly to the end-consumer on behalf of our customers. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

Financial information for the two reportable segments is as follows:

	Three Months Ending		Nine Months Ending
	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008
	(000’s)	(000’s)	(000’s)	(000’s)
Net Sales
Distribution	$152,451	$134,470	$468,645	$441,534
Retail	6,486	6,283	18,714	18,389
Elimination	(4,633)	(4,494)	(14,172)	(13,952)

Total	$154,304	$136,259	$473,187	$445,971

Interest expense, net
Distribution	$(9,562)	(8,125)	$(28,697)	$(25,215)
Retail	—	—	—	—

Total	$(9,562)	$(8,125)	$(28,697)	$(25,215)

Depreciation & amortization
Distribution	$5,084	5,384	$15,193	$15,741
Retail	51	51	153	153

Total	$5,135	$5,435	$15,346	$15,894

Income tax (expense) benefit
Distribution	$997	1,431	$5,564	$2,209
Retail	115	269	442	914

Total	$1,112	$1,700	$6,006	$3,123

Net income (loss)
Distribution	$(2,660)	(5,198)	$(9,904)	$(5,939)
Retail	(296)	(262)	(787)	(1,025)

Total	$(2,956)	$(5,460)	$(10,691)	$(6,964)

	Three Months Ending		Nine Months Ending
	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008
	(000’s)	(000’s)	(000’s)	(000’s)
Capital Expenditures
Distribution	$539	465	$3,323	$3,863
Retail	—	—	44	6

Total	$539	$465	$3,367	$3,869

Net sales in the U.S. decreased as a percent of total sales in the three and nine month periods ended September 27, 2008 to approximately 86.2% and 85.9 % from 87.9 % and 88.3 % for the three and nine month periods ended September 29, 2007, respectively. At September 27, 2008 and December 29, 2007, approximately 99.5% and 99.8%, respectively, of long-lived assets are in the U.S.

No customer accounted for more than 2.0% of sales for the three and nine month periods ended September 27, 2008 and September 29, 2007.

5.	Goodwill and Other Intangibles - Net

Goodwill at September 27, 2008 for the Distribution and Retail segments is $214.8 million and $4.0 million, respectively. As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, goodwill is tested at least annually, during the fourth quarter, for impairment in accordance with SFAS 142. Under SFAS 142, the impairment analysis of goodwill must be based on estimated fair values. The valuation of intangible assets requires significant judgment based on short-term and long-term projections of operations. Assumptions supporting the estimated future cash flows including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, discount rates, and terminal growth rates. The Company has experienced declines in our consolidated operating results during the first three quarters of 2008 as compared to our projections. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS 142. An impairment of goodwill may also lead us to record an impairment of other intangible assets.

Intangible assets are comprised of:

	Gross Amount	Life	Accumulated Amortization	Balance at December 29, 2007
	(000’s)		(000’s)	(000’s)
Retail trade name — A&A	$3,000	30	$(417)	$2,583
eServices trade name — DriverFX.com	1,000	15	(278)	722
Wholesale trade name — Keystone	50,000	30	(6,944)	43,056
Vendor agreements	60,249	17	(14,744)	45,505
Customer relationships - Reliable	17,000	20	(1,700)	15,300
Customer relationships - Keystone	100,752	17	(24,173)	76,579

Total intangibles, net	$232,001		$(48,256)	$183,745

	Gross Amount	Life	Accumulated Amortization	Balance at September 27, 2008
	(000’s)		(000’s)	(000’s)
Retail trade name — A&A	$3,000	30	$(492)	$2,508
eServices trade name — DriverFX.com	1,000	15	(329)	671
Wholesale trade name — Keystone	50,000	30	(8,195)	41,805
Vendor agreements	60,249	17	(17,402)	42,847
Customer relationships - Reliable	17,000	20	(2,336)	14,664
Customer relationships - Keystone	100,752	17	(28,618)	72,135

Total intangibles, net	$232,001		$(57,372)	$174,630

Amortization expense related to intangible assets for the nine months ended September 27, 2008 and September 29, 2007 was $9.1 million for each period.

6.	Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”). In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent International Corporation (“Advent”). The Bain Capital advisory agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain Capital received a contingent annual advisory services fee of $1.5 million through 2006, plus reasonable out-of-pocket fees and expenses. For 2007, the annual advisory fee due to Bain Capital under the advisory agreement increased to $3.0 million plus reasonable out-of-pocket fees and expenses, which was contingent on the Company achieving certain consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s Credit Agreement (as described in footnote 8, below), for the year, including the impact of the Bain Capital advisory services fee. As a result of not achieving the Adjusted EBITDA level for 2007, we did not pay an annual advisory fee for the year. The restriction on achieving minimum Adjusted EBITDA lapsed following the 2007 fiscal year. For 2008 through 2013, the annual advisory fee is $3.0 million, plus reasonable out of pocket fees and expenses. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings, plus reasonable out-of-pocket fees and expenses.

The Bain Capital advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement. Selling, general and administrative expense for the three and nine month periods ended September 27, 2008 includes a management fee expense of $0.8 million and $2.3 million, respectively, to Bain Capital. For the three month period ended September 29, 2007, selling, general and administrative expense was offset by $0.4 million to reduce the amount of management fee payable to Bain Capital while for the nine month period ended September 29, 2007, $0.4 million in management fee expense was included in selling, general and administrative expense and due to Bain Capital. Included in accounts payable at September 27, 2008 and September 29, 2007 was $2.3 million and $0.4 million, respectively, payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million; subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. Selling, general and administrative expense for each of the three and nine month periods ended September 27, 2008 includes less than $0.1 million of management fee expense to Advent. For the three month period ended September 29, 2007, selling, general and administrative expense was offset by less than $0.1 million to reduce the amount of management fee payable to Advent while for the nine month period ended September 29, 2007, less than $0.1 million in management fee expense was included in selling, general and administrative expense and due to Advent. Included in accounts payable at September 27, 2008 and September 29, 2007 were amounts due to Advent under the Advent advisory agreement, each in amounts less than $0.1 million.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations or cash flows.

8.	Debt

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreement effected a refinancing and replacement of the Company’s prior senior secured credit agreement dated October 30, 2003, in order to provide the Company with greater flexibility and liquidity to meet its growth and operational goals. Bain Capital was entitled to receive a 1% transaction fee in exchange for its assistance with the refinancing of the debt but subsequently waived its rights to receive such fee.

In the first quarter of 2007, the Company wrote-off approximately $6.1 million of deferred financing costs associated with the extinguishment of the prior senior secured credit agreement.

On April 3, 2008, the Company paid approximately $5.9 million for “Excess Cash Flow”, as defined within the Term Loan. The payment amount was determined as 50% of the amount of “Excess Cash Flow”, based on the operations of the Company for the fiscal year ended December 29, 2007.

The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). Borrowings under the Credit Agreement generally bear interest based at a margin over, at our option, the base rate or the reserve-adjusted London Inter-Bank Offer Rate (“LIBOR”). As of September 27, 2008, the applicable margin was 125 basis points over LIBOR or 25 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. The Revolver will mature on January 12, 2012. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and guarantors under the Revolver. As of September 27, 2008, our Revolver was undrawn. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

Our 9.75% Senior Subordinated Notes due 2013 (the “Notes”) are fully and unconditionally guaranteed by each of our existing domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The Notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our subsidiaries’ and guarantors’ existing and future senior debt.

As of September 27, 2008, under our Credit Agreement and our Notes due 2013, we had total indebtedness of $365.7 million and $82.6 million of borrowing availability as defined by our Revolver, subject to customary conditions.

On October 2, 2008, subsequent to the end of the third quarter, the Company drew down on the Revolver $28.3 million to be used to finance the asset purchase, described in the Subsequent Event disclosure below, and for general corporate purposes. Upon the execution of the October 2, 2008 draw against the Revolver, $54.3 million of borrowing availability, as defined by our Revolver, remained.

9.	Subsequent Event

On September 19, 2008, the Company, through a wholly-owned and newly created subsidiary, Arrow Speed Acquisition Corp., entered into an Asset Purchase Agreement (the “APA”) with Arrow Speed Warehouse, Inc. (“Arrow Speed”), Streetside Auto, LLC, a wholly-owned subsidiary of Arrow Speed (“Streetside” and, together with Arrow Speed, “Arrow”), and BCGG Real Estate Company LLP, an affiliate of Arrow, pursuant to which the Company would acquire certain inventory, equipment, intellectual property, customer information and other operating assets of Arrow (the “Sale Assets”) for $11.7 million in cash and assume certain liabilities relating to the Sale Assets, subject to certain adjustments for the volume and quality of the inventory delivered at the closing of the transaction (the “Closing”). Arrow is a distributor and marketer of automotive aftermarket accessories and equipment in the central and southeastern United States and over the Internet and is based in Kansas City, Kansas.

On September 21, 2008, Arrow filed petitions in the United States Bankruptcy Court for the Western District of Missouri (the “Bankruptcy Court”) for protection under chapter 11 of the United States Bankruptcy Code. Concurrently therewith, Arrow filed a motion with the Bankruptcy Court to approve, among other things: (x) a proposed competitive bidding process and auction for the Sale Assets, with the Company serving as a bidder pursuant to the APA; and (y) the reimbursement of certain of the Company’s expenses, as provided for under the APA. As approved by the Bankruptcy Court, on October 31, 2008, Arrow conducted the competitive bidding process and auction for the Sale Assets and the Company was named as the successful bidder. The Closing occurred on November 7, 2008.

Due to adjustments for the volume and quality of the inventory delivered at the Closing, the purchase price paid by the Company for the Sale Assets at Closing was reduced to approximately $8.0 million, consisting of approximately (a) $6.9 million transferred to PNC Bank, National Association, Arrow’s secured creditor, and approximately (b) $1.2 million, to be held in escrow until a physical count of the acquired inventory is completed within 25 business days after the Closing. In the event that the physical count of the acquired inventory reveals a deviation from the inventory volume and/or quality estimated at the time of the Closing, the Company or Arrow, as the case may be, will be entitled to receive payments in the amount of any difference between the estimated purchase price paid at the Closing and the final purchase price calculated after the physical count of the acquired inventory. Any amounts remaining in escrow after the purchase price adjustment will be released to PNC Bank, National Association, on behalf of Arrow.

The APA contains customary representations, warranties and covenants made by each of the parties. None of the representations and warranties of the Company or Arrow contained in the APA survived the Closing. Certain pre-Closing and post-Closing covenants made by the Company and Arrow, however, survive indefinitely. Neither the Company nor Arrow has any continuing indemnification obligations under the APA. the Company is obligated to indemnify Arrow for any loss, liability, cost or expense relating to certain contracts and equipment leases, and the Kansas City Facility Lease (as defined below), assumed by the Company in the Closing.

Concurrently with the Closing, the Company:

•

entered into a Transition Services Agreement with Arrow, pursuant to which Arrow will provide the assistance of certain of its employees in the transfer of the Sale Assets to the Company for the three month period following the Closing; and

•	assumed the lease for Arrow’s Kansas City, Kansas warehouse and office facility (the “Kansas City Facility Lease”).

In addition, in connection with the Closing, the Company caused Arrow Speed Acquisition Corp. to grant a security interest in substantially all of its property to Bank of America, N.A., as Administrative Agent under the Credit Agreement.

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

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke delivery network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 20 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 349 trucks, that provide multi-day per week delivery and returns along over 279 routes which cover 47 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

Operations Overview

For the three and nine month periods ended September 27, 2008, our net sales decreased 11.7% and 5.8%, respectively, versus the three and nine month periods ending September 29, 2007. Our Distribution segment generated $130.0 million, or 95.4%, and $427.6 million, or 95.9%, of our net sales in the three and nine month periods ended September 27, 2008, respectively, compared to $147.8 million, or 95.8% and $454.5 million, or 96.0%, of our net sales in the three and nine month periods ended September 29, 2007, respectively. Our Retail segment generated $6.3 million, or 4.6%, and $18.4 million, or 4.1%, of our net sales in the three and nine month periods ended September 27, 2008, respectively, compared to $6.5 million, or 4.2%, and $18.7 million, or 4.0%, of our net sales in the three and nine month periods ended September 29, 2007, respectively.

Our net loss increased by $2.5 million, for the three month period ended September 27, 2008, to a net loss of $5.5 million, compared to a net loss of $3.0 million for the three month period ended September 29, 2007. Net loss decreased by $3.7 million for the nine month period ended September 27, 2008, to a net loss of $7.0 million, compared to net loss of $10.7 million for the nine month period ended September 29, 2007. The three month period ended September 27, 2008 was impacted by lower sales, which were partially offset by higher gross margin percentages, lower interest expense, and higher tax benefit. The nine month period ending September 27, 2008 was positively impacted by higher gross margins, lower interest expense and the absence of the $6.1 million charge for the write-off of deferred financing costs, partially offset by lower sales and a lower tax benefit.

Items Affecting Comparability

Comparability between 2008 and 2007 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 39 weeks included in the three and nine month periods ended September 27, 2008 and September 29, 2007, respectively.

Results of Operations

Three Months Ended September 27, 2008 Compared to the Three Months Ended September 29, 2007

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended September 27, 2008 to the three months ended September 29, 2007:

	Three Months Ended
	September 29, 2007	September 27, 2008	Dollar Change	Percent Change
	(000’s)	(000’s)	(000’s)
Net sales	$154,304	$136,259	$(18,045)	(11.7)%
Cost of sales (exclusive of items shown separately below)	(107,837)	(94,277)	13,560	(12.6)

Gross profit	46,467	41,982	(4,485)	(9.7)
Selling, general and administrative expenses	(40,998)	(40,997)	1	(0.0)
Net gain (loss) on sale of property, plant and equipment	37	(12)	(49)	*

Income from operations	5,506	973	(4,533)	(82.3)
Interest expense, net	(9,562)	(8,125)	1,437	(15.0)
Other, net	(12)	(8)	4	*

Income (loss) before income tax	(4,068)	(7,160)	(3,092)	*
Income tax (expense) benefit	1,112	1,700	588	*

Net income (loss)	(2,956)	(5,460)	(2,504)	*
Other comprehensive income:
Foreign currency translation	119	(40)	(159)	*

Comprehensive income (loss)	$(2,837)	$(5,500)	$(2,663)	*

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	September 29, 2007	September 27, 2008
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	69.9	69.2

Gross profit	30.1	30.8
Selling, general and administrative expenses	26.5	30.1
Net gain (loss) on sale of property, plant and equipment	(0.0)	(0.0)

Income from operations	3.6	0.7
Interest expense, net	6.2	6.0
Other income (expense), net	—	—

Income (loss) before income tax	(2.6)	(5.3)
Income tax (expense) benefit	0.7	1.3

Net income (loss)	(1.9)%	(4.0)%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns.

Net sales for the quarter ended September 27, 2008 were $136.3 million, a decrease of $18.0 million, or 11.7%, compared to $154.3 million for the same period in the prior year. The decrease in sales, which was consistent with the decline experienced in the last month of the second quarter, was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic uncertainty, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Should any of these factors continue or worsen, it could have a further negative impact on our sales. Our Canada geography achieved single digit growth versus the same period in the prior year. Our Midwest and International geographies saw single digit decline, and our Northeast, West Coast, Southeast, Dropship fulfillment operations (shipping via third party delivery directly to the end-consumer on behalf of our customer) and National Accounts (customers that participate in retail markets on a national or multi-region basis) saw double digit declines in net sales versus the same period in the prior year.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit decreased by $4.5 million, or 9.7%, from $46.5 million for the three month period ended September 29, 2007 to $42.0 million for the three month period ended September 27, 2008. The decrease in gross profit resulted from lower sales partially offset by improved selling margins. Gross margin was 30.8% for the three month period ended September 27, 2008 versus 30.1% for the three month period ended September 29, 2007.

Selling, General and Administrative Expenses. Included in selling, general and administrative expense are all non-product related operating expenses - warehouse, marketing, delivery, selling and general and administrative expenses including depreciation and amortization, occupancy, and information technology, less certain benefits received from promotional activities. Selling, general and administrative expenses were $41.0 million or 30.1% and 26.5% of sales for the three month period ended September 27, 2008 and September 29, 2007, respectively. The operating expenses being equal year over year resulted primarily from cost reduction programs in the warehouse and other areas, which offset increases in delivery expense, general and administrative expense, and general inflation. Delivery expense for the three month period ended September 27, 2008 increased by $0.7 million as compared to the three month period ended September 29, 2007, primarily due to increased fuel prices and the cost of operating new delivery routes. General and administrative expense increased by $1.9 million compared to the three month period ended September 29, 2007, primarily due to the increase in the advisory fee and bad debt expense.

Interest Expense. Interest expense decreased by $1.4 million, or 15.0%, to $8.1 million for the three months ended September 27, 2008 compared to $9.5 million for the same period in the prior year. The decrease is related to a decrease in variable interest rates and to a decrease in amounts borrowed.

Income Tax Expense. The income tax benefit increased by $0.6 million, to a benefit of $1.7 million for the three months ended September 27, 2008 from a benefit of $1.1 million for the three months ended September 29, 2007. Our effective tax benefit rate was 23.7% for the three months ended September 27, 2008 compared to an effective tax rate of 27.3% for the three months ended September 29, 2007. This decrease in the effective tax benefit rate for the three months ended September 27, 2008 is primarily due to the provision of additional valuation allowances related to the foreign tax credit for federal income tax purposes and for operating loss carryforwards for state tax purposes. This decrease was partially offset by increases associated with the decrease in the statutory tax rate used to record deferred tax liabilities and a greater reduction in the reserve for uncertain tax positions due to a lapse of a prior year statute of limitations than the reduction that occurred for the same period in 2007.

Net Income. Net loss increased by $2.5 million to a loss of $5.5 million for the three months ended September 27, 2008, compared to a loss of $3.0 million for the same period in the prior year. The increase in the net loss is primarily attributed to a $4.5 million decrease in gross profit offset by a $1.4 million decrease in interest expense and a $0.6 million increase in income tax benefit for the three months ended September 27, 2008.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $17.8 million, or 12.1%, for the three months ended September 27, 2008 compared to the same period in the prior year. The decrease in sales, which was consistent with the decline experienced in the last month of the previous quarter, was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic uncertainty, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace. Net loss for the Distribution segment increased by $2.5 million for the three months ended September 27, 2008 compared to the three months ended September 29, 2007. The increase is due primarily to a decrease in gross profit, partially offset by a decrease in the interest expense and an increase in the income tax benefit.

The Retail segment’s sales decreased by $0.2 million, or 3.1% for the three months ended September 27, 2008 compared to the same period in the prior year. The Retail segment’s net loss for the three month period ended September 27, 2008 remained consistent with the same period in the prior year.

Nine Months Ended September 27, 2008 Compared to the Nine Months Ended September 29, 2007

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the nine months ended September 27, 2008 to the nine months ended September 29, 2007:

	Nine Months Ended
	September 29, 2007	September 27, 2008	Dollar Change	Percent Change
	(000’s)	(000’s)	(000’s)
Net sales	$473,187	$445,971	$(27,216)	(5.8)%
Cost of sales (exclusive of items shown separately below)	(329,190)	(305,269)	23,921	(7.3)

Gross profit	143,997	140,702	(3,295)	(2.3)
Selling, general and administrative expenses	(125,717)	(125,658)	59	(0.0)
Net gain (loss) on sale of property, plant and equipment	(76)	13	89	*

Income from operations	18,204	15,057	(3,147)	(17.3)
Interest expense, net	(28,697)	(25,215)	3,482	(12.1)
Write-off of deferred financing costs	(6,130)	—	6,130	*
Other, net	(74)	71	145	*

Income (loss) before income tax	(16,697)	(10,087)	6,610	*
Income tax (expense) benefit	6,006	3,123	(2,883)	*

Net income (loss)	(10,691)	(6,964)	3,727	*
Other comprehensive income:
Foreign currency translation	418	(66)	(484)	*

Comprehensive income (loss)	$(10,273)	$(7,030)	$3,243	*

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Nine Months Ended
	September 29, 2007	September 27, 2008
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	69.6	68.5

Gross profit	30.4	31.5
Selling, general and administrative expenses	26.6	28.1
Net gain (loss) on sale of property, plant and equipment	(0.0)	(0.0)

Income from operations	3.8	3.4
Interest expense, net	6.0	5.7
Write-off of deferred financing costs	1.3	—
Other income (expense), net	—	—

Income (loss) before income tax	(3.5)	(2.3)
Income tax (expense) benefit	1.3	0.8

Net income (loss)	(2.2)%	(1.5)%

Net Sales. Net sales for the nine months ended September 27, 2008 were $446.0 million, a decrease of $27.2 million, or 5.8%, compared to $473.2 million for the same period in the prior year. The decrease in sales, the rate of which increased starting in the last month of the second quarter, was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic uncertainty, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, particularly in the third quarter, which has impacted vehicle manufacturers, suppliers and customers. Should any of these factors continue or worsen, it could have a further negative impact on our sales. Net sales in our Canada and International geographies achieved double digit growth, and sales in our National Accounts geography achieved single digit growth versus the same period in the prior year. Net sales from our Midwest, West Coast and Dropship Fulfillment operations saw single digit declines in net sales, and our Northeast and Southeast geographies saw double digit declines in net sales versus the same period in the prior year.

Gross Profit. Gross profit decreased by $3.3 million, or 2.3%, from $144.0 million for the nine month period ended September 29, 2007 to $140.7 million for the nine month period ended September 27, 2008. The decrease in gross profit resulted from decreased sales and decreases in managed vendor programs partially offset by improved selling margins. Gross margin was 31.5% for the nine month period ended September 27, 2008 versus 30.4% for the nine month period ended September 29, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $125.7 million for each of the nine month periods ending September 27, 2008 and September 29, 2007, or 28.1% and 26.6% of sales, respectively. The operating expenses being equal year over year resulted primarily from cost reduction programs in the warehouse and other areas, which offset increases in delivery expense, general and administrative expense, and general inflation. Delivery expense for the nine month period ended September 27, 2008 increased by $3.2 million as compared to the nine month period ended September 29, 2007, primarily due to increased fuel prices and the cost of operating new delivery routes. General and administrative expense for the nine month period ended September 27, 2008 increased by $3.7 million as compared to the nine month period ended September 29, 2007 due to the increase in the advisory fee, bad debt expense, and recruiting and relocation expenses

Interest Expense. Interest expense decreased by $3.5 million, or 12.1%, to $25.2 million for the nine months ended September 27, 2008 compared to $28.7 million for the same period in the prior year. The decrease is related to a decrease in variable interest rates and to a decrease in amounts borrowed.

Income Tax Expense. The income tax benefit decreased by $2.9 million, to a benefit of $3.1 million for the nine months ended September 27, 2008 from a benefit of $6.0 million for the nine months ended September 29, 2007. Our effective tax benefit rate was 31.0% for the nine months ended September 27, 2008 compared to an effective tax benefit rate of 36.0% for the nine months ended September 29, 2007. This decrease in the effective tax benefit rate for the nine months ended September 27, 2008 is primarily due to the provision of additional valuation allowances related to the foreign tax credit for federal income tax purposes and for operating loss carryforwards for state tax purposes. This decrease was partially offset by increases associated with the decrease in the statutory tax rate used to record deferred tax liabilities and a greater reduction in the reserve for uncertain tax positions due to a lapse of a prior year statute of limitations than the reduction that occurred for the same period in 2007.

Net Income. Net loss decreased by $3.7 million to a loss of $7.0 million for the nine months ended September 27, 2008 compared to a $10.7 million loss for the same period in the prior year. The decrease in net loss during 2008 resulted from the absence of the $6.1 million write-off of deferred financing charges which was incurred in 2007, a decrease in interest expense of $3.5 million, and a $0.2 million increase in other income and net gain on sale of property, plant and equipment. Partially offsetting these decreases in the net loss was a $3.3 million decrease in gross profit, and the $2.9 million decrease in income tax benefit.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $26.9 million, or 5.9%, for the nine months ended September 27, 2008 compared to the same period in the prior year. The sales decrease was driven by a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty, a year over year decline in truck and SUV sales, which directly impacts our business and a decline in the available credit in the marketplace. Net loss for the Distribution segment decreased by $4.0 million for the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007. The decrease in net loss is due primarily to a decrease in interest expense, an increase in other income and the net gain on sale of property, plant and equipment and the absence of the write off of deferred finance costs, partially offset by decrease in the gross profit and a decrease in the income tax benefit.

The Retail segment’s sales decreased $0.3 million, or 1.7% for the nine months ended September 27, 2008, as compared to the same period in the prior year. The Retail segment’s net loss for the nine month period ended September 27, 2008 increased by $0.2 million compared to the nine months ended September 29, 2007 due to lower gross profit margin and higher income tax expense partially offset by lower operating expenses.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the nine months ended September 27, 2008 was $3.4 million compared to net cash provided by operating activities of $21.9 million for the nine months ended September 29, 2007. The decrease in cash from operations was driven primarily by higher levels of net operating assets employed in the business than the prior year and a decrease in net income after adjustment for non-cash charges. Non-cash charges include depreciation and amortization, deferred financing charges, write-offs of deferred financing charges, net gains or losses on sales of property, plant and equipment, deferred income taxes and non-cash stock-based compensation expense.

Investing Activities. Net cash used in investing activities was $4.1 million for the period ended September 27, 2008; an increase of $0.2 million from the net cash used in investing activities of $3.9 million in the period ended September 29, 2007. The increase in investing activities is related to higher purchases of property, plant and equipment, partially offset by lower capitalized software costs associated with the normal operations of the business.

Financing Activities. Net cash used by financing activities during the period ended September 27, 2008 was $7.3 million compared to $7.1 million during the period ended September 29, 2007. The period ended September 27, 2008 includes $7.3 million of principal repayments versus the period ended September 29, 2007, which includes $0.8 million of principal repayments and a $6.3 million of new deferred financing costs related to the Credit Agreement.

Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Agreement. We believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as provide funds for working capital, capital expenditures, and other needs for at least the next twelve months. In the event that we make an acquisition we may require additional borrowings. As of September 27, 2008, we had $84.4 million in available cash and borrowing capacity under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements. Less frequent uses of cash can include payments of restrictive distributions to Holdings, and acquisitions.

The Credit Agreement contains affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of properties and insurance, and conduct of business. The Credit Agreement also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, create liens, dispose of all or substantially all of their properties, including merging with another entity, incur debt, and make investments, including acquisitions. The Revolver includes a springing financial covenant if and when Excess Availability does not equal or exceed the greater of (x) ten percent of the then Applicable Borrowing Base and (y) $8.0 million, which requires the Consolidated Fixed Charge Ratio for the last four consecutive quarters to exceed 1.0 to 1.0. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions which are customary for facilities of this type.

Debt Service. The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). As of September 27, 2008, under our Credit Agreement and our Notes, we had total indebtedness of $365.7 million and $82.6 million of borrowing availability as defined by our Revolver, subject to customary conditions. As of September 27, 2008, our Revolver was undrawn. On October 2, 2008, subsequent to the end of the third quarter, the Company drew down on the Revolver $28.3 million to be used to finance the asset purchase from Arrow and for general corporate purposes. Upon the execution of the October 2, 2008 draw against the Revolver, $54.3 million of borrowing availability, as defined by our Revolver, remained. Further information on the asset purchase agreement between the Company and Arrow is included in Item 5. of Part II of this Quarterly Report on Form 10-Q.

Borrowings under the Credit Agreement generally bear interest based at a margin over, at our option, the base rate or the reserve-adjusted LIBOR. As of September 27, 2008, the applicable margin was 125 basis points over LIBOR or 25 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. Our obligations under the Revolver are secured by a first priority security interest in all of our receivables and inventory and a second priority security interest in the stock of our subsidiaries and all other assets of us and the guarantors under the Revolver. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

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

Capital Expenditures. We expect to spend approximately $6.0 million on capital expenditures in 2008. Through the nine months ended September 27, 2008, $4.2 million was spent on capital expenditures. Although the Credit Agreement contains restrictions on the total amount of our annual capital expenditures, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate for our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $125.6 million at September 27, 2008 and $124.0 million at December 29, 2007. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

Acquisitions. As a part of our business strategy, we will continue to evaluate acquisition and business expansion opportunities in regions that are not well served by our existing distribution facilities or where we believe significant business synergies exist. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisition, it could require us to incur additional debt under our Credit Agreement or otherwise and such acquisition could be material. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

On September 19, 2008, the Company entered into an asset purchase agreement with Arrow to acquire certain inventory and other operating assets. As a result of certain legal proceedings entered into by Arrow, the Company’s asset purchase agreement is subject to any sale process including competitive bids. As of the quarter end, there can be no assurance that the transaction will close. Further information on the asset purchase agreement between the Company and Arrow is included in Item 5. of Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of September 27, 2008.

(in millions)
	Payments Due by Period
	2008	2009 - 2011	2012 - 2014	2015 and Thereafter	Total
Contractual Obligations

Term loan	$0.5	$5.3	$184.8	$—	$190.6
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	—	—	—	—
Capital leases	—	0.1	—	—	0.1
Operating lease obligations	1.6	13.1	5.3	2.8	22.8
Interest on indebtedness (1)	13.8	86.4	31.7	—	131.9

Total contractual cash obligations (2)	$15.9	$104.9	$396.8	$2.8	$520.4

(1)	Represents interest on the notes and interest on the senior credit facility assuming a LIBOR based effective interest rate of 6.3%. Each increase or decrease in LIBOR of 1.0% would result in an increase or decrease in annual interest on the senior credit facilities of $1.9 million assuming outstanding indebtedness of $190.7 million under our senior credit facilities.
(2)	The obligations above exclude $1.7 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with FIN 48. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all.

Recent Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

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

We adopted SFAS 157 for financial assets and financial liabilities as of the beginning of our 2008 fiscal year, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1. The adoption did not have a material impact on our financial position and results of operations. The related guidance of FSP 157-2 is currently being evaluated to determine the potential of impact that implementation will have on the Company.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009.

On April 25, 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US GAAP. The FSP is effective, on a prospective basis (already defined), for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. The Company has not yet evaluated the impact, if any, this FSP will have on its consolidated financial statements.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance its debt and replace the Company’s existing senior secured credit agreement. As of September 27, 2008, the Company has $365.7 million in debt, including $0.05 million in debt related to capital leases. The Revolver was undrawn at the period end. The interest rate on the $175 million of our Notes is fixed at 9.75%. As of September 27, 2008, our exposure to changes in interest rates is related to our Term Loans of $190.7 million which provides for quarterly principal and interest payments at LIBOR plus 3.5% and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $1.9 million change to interest expense.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For a more detailed explanation of the factors affecting our business, please refer to the factors and cautionary language set forth in the section entitled “Forward-Looking Statements Section” in this Quarterly Report on Form 10-Q and in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form10-K for the fiscal year ended December 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On September 19, 2008, the Company, through a wholly-owned and newly created subsidiary, Arrow Speed Acquisition Corp., entered into an Asset Purchase Agreement (the “APA”) with Arrow Speed Warehouse, Inc. (“Arrow Speed”), Streetside Auto, LLC, a wholly-owned subsidiary of Arrow Speed (“Streetside” and, together with Arrow Speed, “Arrow”), and BCGG Real Estate Company LLP, an affiliate of Arrow, pursuant to which the Company would acquire certain inventory, equipment, intellectual property, customer information and other operating assets of Arrow (the “Sale Assets”) for $11.7 million in cash and assume certain liabilities relating to the Sale Assets, subject to certain adjustments for the volume and quality of the inventory delivered at the closing of the transaction (the “Closing”). Arrow is a distributor and marketer of automotive aftermarket accessories and equipment in the central and southeastern United States and over the Internet and is based in Kansas City, Kansas.

On September 21, 2008, Arrow filed petitions in the United States Bankruptcy Court for the Western District of Missouri (the “Bankruptcy Court”) for protection under chapter 11 of the United States Bankruptcy Code. Concurrently therewith, Arrow filed a motion with the Bankruptcy Court to approve, among other things: (x) a proposed competitive bidding process and auction for the Sale Assets, with the Company serving as a bidder pursuant to the APA; and (y) the reimbursement of certain of the Company’s expenses, as provided for under the APA.

As approved by the Bankruptcy Court, on October 31, 2008, Arrow conducted the competitive bidding process and auction for the Sale Assets and the Company was named as the successful bidder. The Closing occurred on November 7, 2008.

Due to adjustments for the volume and quality of the inventory delivered at the Closing, the purchase price paid by the Company for the Sale Assets at Closing was reduced to approximately $8.0 million, consisting of approximately (a) $6.9 million transferred to PNC Bank, National Association, Arrow’s secured creditor, and approximately (b) $1.2 million, to be held in escrow until a physical count of the acquired inventory is completed within 25 business days after the Closing. In the event that the physical count of the acquired inventory reveals a deviation from the inventory volume and/or quality estimated at the time of the Closing, the Company or Arrow, as the case may be, will be entitled to receive payments in the amount of any difference between the estimated purchase price paid at the Closing and the final purchase price calculated after the physical count of the acquired inventory. Any amounts remaining in escrow after the purchase price adjustment will be released to PNC Bank, National Association, on behalf of Arrow.

The APA contains customary representations, warranties and covenants made by each of the parties. None of the representations and warranties of the Company or Arrow contained in the APA survived the Closing. Certain pre-Closing and post-Closing covenants made by the Company and Arrow, however, survive indefinitely. Neither the Company nor Arrow has any continuing indemnification obligations under the APA. the Company is obligated to indemnify Arrow for any loss, liability, cost or expense relating to certain contracts and equipment leases, and the Kansas City Facility Lease (as defined below), assumed by the Company in the Closing.

Concurrently with the Closing, the Company:

•

entered into a Transition Services Agreement with Arrow, pursuant to which Arrow will provide the assistance of certain of its employees in the transfer of the Sale Assets to the Company for the three month period following the Closing; and

•	assumed the lease for Arrow’s Kansas City, Kansas warehouse and office facility (the “Kansas City Facility Lease”).

In addition, in connection with the Closing, the Company caused Arrow Speed Acquisition Corp. to grant a security interest in substantially all of its property to Bank of America, N.A., as Administrative Agent under the Credit Agreement.

Item 6.	Exhibits

(a) Exhibits

10.1	Asset Purchase Agreement, dated as of September 19, 2008, by and among Keystone Automotive Operations, Inc., Arrow Speed Warehouse, Inc., Arrow Speed Acquisition Corp., Streetside Auto, LLC, and BCGG Real Estate Company, LLP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2008, and incorporated herein by reference).

31.1	Certification of Edward H. Orzetti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stuart B. Gleichenhaus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Keystone Automotive Operations, Inc. dated September 22, 2008 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 26, 2008, and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on November 12, 2008.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ STUART B. GLEICHENHAUS
Stuart B. Gleichenhaus
Interim Chief Financial Officer