Form 10-K/A
period 2007-12-29
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2008-12-01
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 To

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

As of November 12, 2008, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

Documents Incorporated by Reference

None

Explanatory Note

Keystone Automotive Operations, Inc. (the “Company”) is hereby filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (“Form 10-K”), which was originally filed on March 28, 2008, to include certifications by our Chief Executive Officer and Interim Chief Financial Officer as exhibits to this Amendment No. 1 under 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002 and under Rule 15d-14(b) of Securities Exchange Act of 1934, as amended. The certification is included in this Amendment No. 1 as Exhibit 32. In addition, new certifications by our Chief Executive Officer and Interim Chief Financial Officer have been included as exhibits to this Amendment No. 1 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.

No other revisions or amendments have been made herein to any other portion of the Company’s Form 10-K. This Amendment does not reflect events occurring after March 28, 2007, the date of the original filing of the Company’s Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

The following financial statements are included in Item 8:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

(iii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended December 29, 2007, Year Ended December 30, 2006 and Year Ended December 31, 2005.

(iv)	Consolidated Statements of Changes in Shareholder’s Equity for the Year Ended December 29, 2007, Year Ended December 30, 2006 and Year Ended December 31, 2005.

(v)	Consolidated Statements of Cash Flows for the Year Ended December 29, 2007, Year Ended December 30, 2006 and Year Ended December 31, 2005.

(vi)	Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Exhibit
2.1*	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Attilla A. Kovach, Melinda R. Kovach, Laszlo A. Kovach and Blacksmith Distributing, Inc., incorporated by reference to Exhibit 2.1 to the Form 10-K filed on March 30, 2006.

2.2*	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Robert L. Price, Gregory W. Doyle, Daniel E. Richardson, CID Mezzanine Capital, L.P. and Reliable Investments, Inc., incorporated by reference to Exhibit 2.2 to the Form 10-K filed on March 30, 2006.

2.3*	Agreement and Plan of Merger by and among Keystone Automotive Distributors Inc. and Keystone Automotive Distributors Company, LLC, dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

3.1*	Amended and Restated Articles of Incorporation of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4 filed on January 27, 2004.

3.1a*	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1a to the Form S-4 filed on January 27, 2004.

3.1b*	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1b to the Form S-4 filed on January 27, 2004.

3.1c*	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1c to the Form S-4 filed on January 27, 2004.

3.2*	By-laws of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.11 to the Form S-4 filed on January 27, 2004.

3.3*	Limited Liability Company Certificate of Formation of Keystone Automotive Distributors Company, LLC, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

3.4*	Operating Agreement of Keystone Automotive Distributors Company, LLC, dated as of January 27, 2006, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

4.1*	Indenture dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the Guarantors party thereto and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Form S-4 filed on January 27, 2004.

4.2*	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the subsidiaries of the Company party thereto, Banc of America Securities LLC and UBS Securities LLC, incorporated by reference to Exhibit 4.2 to the Form S-4 filed on January 27, 2004.

4.3*	Supplemental Indenture dated as of February 10, 2006 by and among Keystone Automotive Operations, Inc., Keystone Automotive Distributors Company, LLC, and The Bank of New York, as Trustee incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

10.1*	Stockholders Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the stockholders party thereto, incorporated by reference to Exhibit 10.5 to the Form S-4 filed on January 27, 2004.

10.2*	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the Stockholders party thereto, incorporated by reference to Exhibit 10.6 to the Form S-4 filed on January 27, 2004.

10.3*	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Patrick Judge, incorporated by reference to Exhibit 10.9 to the Form S-4 filed on January 27, 2004.

10.4*	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Richard Piontkowski, incorporated by reference to Exhibit 10.10 to the Form S-4 filed on January 27, 2004.

10.5*	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Richard Kovalick, incorporated by reference to Exhibit 10.11 to the Form 10-K filed on April 1, 2005.

10.6*	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Anthony Fordiani, incorporated by reference to Exhibit 10.12 to the Form 10-K filed on April 1, 2005.

10.7*	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Lawrence Montante, incorporated by reference to Exhibit 10.14 to the Form 10-K filed on April 1, 2005.

10.8*	Employment Agreement dated as of February 20, 2006 by and between Keystone Automotive Holdings, Inc. and Edward H. Orzetti, incorporated by reference to Exhibit 10.142 to the Form 10-K filed on March 30, 2006.

10.9*	Separation Agreement dated as of March 14, 2007 by and between Keystone Automotive Holdings, Inc. and Bryant P. Bynum, incorporated by reference to Exhibit 10.143 to the Form 10-K filed on March 29, 2007.

10.10*	2003 Executive Stock Option Plan of Keystone Automotive Holdings, Inc., incorporated by reference to Exhibit 10.13 to the Form S-4 filed on January 27, 2004.

10.11*	Advisory Agreement dated as of October 30, 2003 by and between Keystone Automotive Operations, Inc. and Bain Capital, LLC, incorporated by reference to Exhibit 10.14 to the Form S-4 filed on January 27, 2004.

10.12*	Advisory Agreement dated as of October 30, 2003, by and between Keystone Automotive Operations, Inc. and Advent International Corporation, incorporated by reference to Exhibit 10.15 to the Form S-4 filed on January 27, 2004.

10.13*	Contribution Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Merger Sub, Inc., and the Contributors named therein, incorporated by reference to Exhibit 10.16 to the Form S-4 filed on January 27, 2004.

10.14*	Lease agreement dated as of July 7, 1999 by and between Prime Investments, Inc. and Keystone Automotive Operations Midwest, Inc. for the lease of warehouse space in Kansas City, Kansas, incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 1, 2005.

10.15*	Security Agreement Supplement dated as of February 24, 2006, between Keystone Automotive Distributors Company, LLC and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

10.16*	Option Agreement dated as of June 30, 2006 by and between Keystone Automotive Holdings, Inc. and Edward Orzetti, incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 8-K/A filed on August 10, 2006.

10.17*	Term Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., the Lenders party thereto and Bank of America, N.A. incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 8-K filed on January 18, 2007.

10.18*	Revolving Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., the Lenders party thereto and Bank of America, N.A. incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 8-K filed on January 18, 2007.

10.19*	Employment Agreement dated as of April 2, 2007, by and between Keystone Automotive Holdings, Inc. and Donald T. Grimes, incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 8-K filed on April 20, 2007.

10.20*	Restricted Stock Agreement dated as of March 27, 2008 by and between Keystone Automotive Holdings, Inc. and Edward Orzetti

14.1*	Code of Ethics of Keystone Automotive Operations, Inc.

21.1*	Subsidiaries of the registrant.

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (which Annual Report was filed on March 28, 2008)
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 1, 2008

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

By:	/s/ Edward H. Orzetti
Name:	Edward H. Orzetti
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward H. Orzetti	Chief Executive Officer, (Principal Executive Officer)	December 1, 2008

/s/ Stuart B. Gleichenhaus	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	December 1, 2008

/s/ Gabriel Gomez	Director	December 1, 2008

/s/ Edward H. Orzetti	Director	December 1, 2008

/s/ Blair Hendrix	Director	December 1, 2008

/s/ Seth Meisel	Director	December 1, 2008

/s/ Stephen Zide	Director	December 1, 2008