Form 10-K
period 2009-01-03
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2009-03-30
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 3, 2009

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

☐Large accelerated filer            ☐Accelerated filer            ☒Non-accelerated filer            ☐Smaller reporting company

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

As of March 30, 2009, there were 1,000 shares of the registrant’s common stock outstanding, of which Keystone Automotive Holdings, Inc. owns 100% of the registrant's common stock.

Documents Incorporated by Reference

None

- i -

FORWARD-LOOKING STATEMENTS

We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this Annual Report generally. In addition, when used in this Annual Report, words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements represent our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Risk Factors” as well as:

•	general economic and business conditions in the United States and other countries;

•	further deterioration of the financial markets

•	the ability of our customers and vendors to obtain financing related to funding their operations in the current economic environment;

•	the financial condition of our customers and vendors, many of which are small businesses with limited financial resources;

•	our ability to execute key strategies, including pursuing acquisitions and the integration of those acquisitions;

•	actions by our competitors;

•	downgrades in our credit ratings; and

•	other matters discussed in this Annual Report generally.

Consequently, readers of this Annual Report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect anticipated future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statement in this Annual Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Annual Report are expressly qualified by these cautionary statements. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we disclaim any obligation to update these forward-looking statements.

PART I

Item 1.	Business

Company Overview

Unless the context requires otherwise, references in this Annual Report on Form 10-K to Keystone refer to Keystone Automotive Operations, Inc. and references such as “we,” “us” and “our” refer to Keystone Automotive Operations, Inc. together with its consolidated subsidiaries.

History

In 1972, Keystone Automotive Warehouse was organized as a partnership and operated as such until it was sold in March 1998, thereby dissolving the partnership. The new owners formed Keystone Automotive Operations, Inc. (“the Company”), which is incorporated under the laws of the Commonwealth of Pennsylvania.

The Company participates in the automotive aftermarket accessories and equipment industry which is defined as the products purchased by consumers to improve the performance, functionality and appearance of their vehicles (the “Industry”). We are a leading wholesale distributor and retailer occupying a critical position in our Industry by linking a highly fragmented base of approximately 700 vendors with an even more fragmented base of approximately 17,000 customers, who in turn sell to the end consumer.

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

In March and August 2005, we opened new cross-docks in Albuquerque, New Mexico and in Erlanger, Kentucky, respectively. Also during 2005, we acquired the stock of two companies: Blacksmith Distributing Inc (“Blacksmith”), a distributor in Elkhart, Indiana, and Reliable Investments, Inc (“Reliable”), a distributor in Overland Park, Kansas.

•

Blacksmith’s stock was acquired in May 2005 (the “Blacksmith Acquisition”). The company had operations in Pennsylvania, Ohio, Michigan, Indiana, Wisconsin and Illinois. This acquisition strengthened our presence in the Midwest and provided us access to new customers, vendors and the ability to integrate Blacksmith’s operations into the Company’s infrastructure.

•

Reliable’s stock was acquired in December 2005 (the “Reliable Acquisition”). The company had operations in California, Colorado, Florida, Missouri, Minnesota, Texas, New York, Tennessee, Pennsylvania, Connecticut and Vermont. This acquisition provided us access to new customers and the ability to consolidate Reliable’s operations into the Company’s infrastructure.

In June 2006, we opened a warehouse distribution center in Austell, Georgia to improve service to customers in the Southeast region.

In February 2007, we relocated our Corona, California warehouse operations to a larger warehouse facility also located in Corona. In May 2007, we opened a new cross-dock in Phoenix, Arizona and in November 2007 we leased a new cross-dock in Rochester, New York which opened in January 2008.

During 2008 we took a number of actions to improve efficiencies in the warehouse and logistics environment and to respond to the challenging economic environment. In June and October we opened new cross-docks in Burley Idaho and Houston, Texas, respectively. We also closed cross docks in Long Island, New York and Evansville, Indiana as well as implemented a cost reduction program throughout the company. In October 2008, we purchased inventory and other operating assets of Arrow Speed Warehouse, Inc. (“Arrow”) (the “Arrow Asset Purchase”). Arrow was a distributor and marketer of automotive aftermarket accessories and equipment in the central and southeastern United States as well as over the Internet.

We offer the most comprehensive selection of automotive aftermarket equipment and accessories in our Industry. We warehouse approximately 135,000 stock keeping units (“SKUs”), which we are able to deliver to nearly all of our customers on a next-day or second-day basis. We have a hub-and-spoke distribution network, which we believe differentiates us from our competitors and allows us to provide rapid and dependable delivery of a broad selection of products. This network enables us to transport products from our four centralized warehouse distribution centers to our 21 non-inventory stocking cross-docks, which provide distribution points to key regional markets. Our fleet of over 330 delivery trucks provide multi-day per week delivery and returns of our products directly to and from our customers along over 280 routes in 47 states and eastern Canada. We believe that this network meets the rapid delivery needs of specialty retailers and ensures regular customer contact, allowing us to provide a superior level of service.

Our customers are principally small, independent retailers and installers of specialty automotive equipment with annual revenues, we believe, of less than $1.0 million and annual purchases from us of less than $0.3 million. These businesses depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. Similarly, our vendors, who rely on us to stock a full range of their products, are typically small to mid-sized manufactures with annual revenues, we believe, of less than $30.0 million. We provide a critical service to our vendors by allowing them to avoid certain administrative costs associated with servicing a large highly fragmented customer base, specifically by providing extensive marketing support to develop demand for their products, the distribution of their products to and processing returns from customers, processing warranty claims and the collection of accounts receivable. The valuable services we provide and the deep level of integration we have with the business operations of our customers and vendors have resulted in what we believe to be a strong and stable position within our Industry.

Segment Information

We operate two business segments: Distribution and Retail, as described below.

Distribution

The Distribution segment (“Distribution”) aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. The Distribution segment generated $542.5 million or 95.8% of our net sales in 2008. One of the most important characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks spread throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 330 delivery trucks that provide multi-day per week delivery of our products directly to and returns from our customers along over 280 routes which cover 47 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery directly to the end-consumer on behalf of our customers (“Drop-ship”). The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment and are eliminated to arrive at net sales to third parties.

Our distribution operations are comprised of three primary steps:

Order Processing. Order requests are received primarily through any of our 10 call centers or directly through the Internet, and then sent to the warehouse for processing. Items are individually picked from the warehouse shelves, consolidated into crates or onto pallets for shipment. We have achieved a pick accuracy rate of approximately 99.5%. Items are shipped from the warehouse either via Company trucks, which are used to ship to either a cross-dock or directly to the customer, or Drop-ship.

Transportation to Cross-Docks. We transport shipments from our central distribution centers to the cross-docks via tractor trailers. Once these trucks arrive at a local cross-dock, the products are unloaded, sorted by delivery routes and then reloaded into smaller 18-foot delivery trucks.

Transportation to Customers. Our fleet of delivery trucks delivers the products to customers and picks up goods returned to us. When delivery trucks return to the cross-dock, returned goods are unloaded, sorted and returned to the warehouse distribution centers via the tractor trailers. At our discretion, returned goods are either sent back to the manufacturer for full credit or restocked into inventory. We provide delivery on company-owned trucks within one to two days to customers throughout 47 states and eastern Canada. This ensures regular customer contact and meets the rapid delivery needs of specialty retailers/installers. An alternative form of delivery for our customers is Drop-ship.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, cost structure and our ability to expand efficiently.

Retail Operations

The Retail segment of our business (“Retail”) operates 24 retail stores in Pennsylvania under the A&A Auto Parts name (“A&A Stores”). A&A Stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. These Retail operations generated $23.8 million, or 4.2% of our net sales, in 2008. While a small part of our business, we believe that our Retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase the majority of their inventory from the Distribution segment. Due to the close proximity of many of the A&A Stores to the Exeter warehouse distribution center, the full range of SKUs carried at Exeter are delivered within 24 hours to any of our retail locations.

Competitive Strengths

We believe our key strengths are:

•	Leading Market Position. Our distribution network now extends to the East Coast, Southeast, Midwest, the Western United States and eastern Canada. We believe the key benefits of our scale are:

•	an ability to economically carry extensive inventory due to the critical mass of customers we serve;

•	volume discounts from our vendors;

•	efficient marketing and advertising of products; generating demand for new and existing products;

•	an ability to invest in sales tools and technologies to support our customers; and

•	operating efficiencies from leveraging our existing infrastructure.

We believe our leading market position enhances our ability to sell to existing customers, attract new customers and enter into new markets.

•

Breadth and Depth of Product Selection. We offer the most comprehensive selection of specialty automotive equipment in our Industry, with access to over one million SKUs, of which we currently stock approximately 135,000 SKUs in our distribution centers. Because of our size, we are able to carry many products not easily located elsewhere. We seek to match our inventory with the market’s needs on an ongoing basis. We believe our broad product selection, which encompasses popular and hard-to-find equipment, enables us to attract and retain customers.

•

Industry-Leading Service. Our hub-and-spoke distribution network provides substantial scale and reach, which enables us to better serve our customers. We provide delivery on company-owned trucks within one to two days to nearly all of our customers throughout 47 states and eastern

Canada. We believe we are the only distributor in our Industry with an in-house delivery system serving multiple regions in the United States. Our customers generally receive their orders in full shipments during consistent time windows on specific delivery days each week, rather than partial shipments during various times throughout the day or week by third-party common carriers. This customer service is enhanced by geographically-disbursed call centers that receive customer orders, respond to technical and other inquiries and proactively place outbound calls to customers. We believe this approach to customer service has proven extremely effective in building a large and loyal customer base.

•

Innovative Sales and Marketing. Through our effective use of sales resources and innovative marketing techniques, we are able to deliver value-added services to our customers and vendors. Our marketing techniques include: Industry-leading catalogs; advertising, sponsorships and promotional activities; marketing and merchandising support; and online initiatives. In 2008, we distributed over 1.6 million catalogs, including our annual Keystone Specialty Catalog which we believe has become the Industry standard. Our national footprint also allows us to stage three leading trade shows across the U.S. in the Northeast, Southeast and on the West Coast. Thousands of Industry participants attend to view the latest products, learn about Industry trends, take advantage of the best deals of the year and to attend business development seminars. Through these sales and marketing initiatives, we further enhance our brand and reputation as the leading distributor in the Industry.

•

Superior and Distinctive Technology. We have developed distinctive technologies for the benefit of our customers and vendors. Central to our technology strategy is the Keystone eCatalog, which we believe is the Industry’s only electronic catalog providing sophisticated searching capabilities and vehicle application data for over 250,000 SKUs. In the year ended January 3, 2009, 38.4% of our Distribution sales were placed electronically, improving efficiency and service and reducing call center costs.

Business Strategy

We intend to continue to expand our business, enhance our market position and increase our revenues and cash flow by focusing on the following:

•

Continue to Maintain Sales to Existing Customers. We intend to continue providing our customers with a broad range of products and Industry-leading service through our innovative sales and marketing techniques. By leveraging these competitive strengths and capitalizing on the critical role that large distributors play in the Industry, we believe we will be able to maintain sales to our existing customers during this difficult economic environment. We believe that potential for sales to existing customers exists in all regions in which we do business. In the last six years, we have expanded from our historic base of operations in the Northeast by opening cross-dock facilities in the Southeast, Midwest, West Coast, Southwest, Northwest and Eastern Canada, and warehouse operations in Southern California and Georgia.

•

Leverage Existing Infrastructure to Expand into New Customer Markets. Our hub-and-spoke distribution infrastructure provides extensive operating leverage. We intend to add new and leverage current routes that utilize existing warehouses, cross-docks and sales and marketing infrastructure in order to maximize the efficiency of additional capital expenditures and minimizing the risk. Because inventory is consolidated within our distribution centers, the primary costs associated with expanding into a new region often includes only leasing space for a local cross-dock, purchasing delivery trucks and hiring drivers and supervisory personnel. New routes allow us to expand our customer base by penetrating markets which have not had ready access to the breadth and depth of products that we carry.

We believe that large retail auto chains represent a source of potential sales for us. These chains are relatively minor players in the specialty automotive equipment market because their distribution infrastructure and business models are based on delivering and merchandising high-volume replacement parts. Lacking internal capability, they have traditionally relied upon a patchwork of local distributors and common carrier shipments to meet their specialty automotive equipment demand. As our geographic footprint has expanded, we have entered into agreements with several of these retailers to supply their specialty automotive equipment needs. As a result of changes in the specialty automotive equipment market, specifically our purchase of certain operating assets from Arrow, we have been able to negotiate contracts with some of these retailers, to which we had not historically had access, and have begun supplying products to these retailers.

•

Selectively Pursue Acquisitions. We believe we are well-suited to capitalize on opportunities to acquire smaller companies that either have key customer relationships or are in areas not currently well served by our existing distribution network. The acquisition of inventory and other operating assets of Arrow is representative of the types of transactions that we are pursuing. We have significant experience in acquiring other distributors, integrating their sales forces, securing their customer relationships, and implementing our hub-and-spoke distribution network in their distribution markets. We believe that this experience will help us continue to select suitable acquisition opportunities in the future. Consistent with this strategy, we continue to evaluate potential acquisition targets.

Products

We believe we offer the most comprehensive product selection in our Industry, covering product lines from approximately 700 vendors with access to over one million SKUs, of which we stock approximately 135,000 SKUs in our inventory. No single SKU contributed more than 0.2% to our net sales in 2008. Over time, Keystone has expanded its product mix based on consumer demand for new technologies and products throughout many product growth periods. This has led to periods of significant growth in speed and performance, trucks and SUVs, custom wheel and tires, sport compact specialty equipment and mobile electronics. The growth in these product categories has expanded and diversified our penetration across a mix of consumer demographics. Major consumer end-markets and representative products include:

Light Truck Owner

Utility-focused pickup and light truck owners:

•	Toolboxes

•	Grille guards

•	Cargo nets

Sports Enthusiast

Outdoors, active-lifestyle consumers:

•	Roof and ski racks

•	Trailer hitches

•	Fog lights

Hot Rodder

Classic, muscle car hobbyists:

•	Custom exhaust

•	Superchargers

•	Gauges

Suburban Family

Domestic, family-focused consumers:

•	Running boards

•	In-car video

•	Luggage carriers

Off-Road Enthusiast

Extreme-sport, rugged off-road enthusiasts:

•	Suspension kits

•	Winches

•	Rollbars

Urban Appearance

Young, fashion and speed-oriented consumers:

•	Spoilers

•	Ground effects

•	Racing seats

Inventory Management

We have developed and implemented a variety of initiatives to maintain a balanced level of inventory. These initiatives include implementing a customized computer program that assists our purchasing group in forecasting inventory needs and making purchasing decisions, consolidating the majority of our inventory at the Exeter, Kansas City, Austell and Corona warehouse distribution centers, and examining on-hand inventory regularly to ensure that slow-moving inventory is identified and returned to vendors as appropriate. We also review our product mix on a regular basis to determine whether we have an appropriate inventory of product. Additionally, pursuant to standard Industry practice, most manufacturers provide us with the opportunity to return a portion of unsold inventory during the year. This “stock adjustment” process allows us to maintain an inventory of active products, with reduced risk of accumulating slow-moving inventory or obsolete products, as many products may be returned to the manufacturers if not sold or if returned to us by our customers. Stock adjustments encourage warehouse distributors to carry additional inventory, especially new products with no precedent sales data, as a portion of products that do not sell may be returned without penalty to distributors.

Sales Organization

Our employee sales force is comprised of inside sales personnel located within geographically-disbursed call centers and outside sales personnel who call directly on customers in the field.

Inside Sales Force. Our inside sales force is responsible for cultivating existing customer relationships. This sales force receives customer orders, responds to technical and other inquiries and proactively places outbound sales calls to customers.

Outbound calling representatives are responsible for contacting approximately 3,500 customers per day, primarily to maintain an active dialogue with customers regarding new promotions, marketing initiatives, new products and our marketing events.

Inbound calling representatives are responsible for responding to the approximately 11,000 inbound calls per day in connection with customer requests and order placement and fulfillment.

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

Marketing

Our performance has been achieved through efficient and effective use of sales resources and innovative marketing. At the core of our marketing strategy is our mission to deliver value-added services to both customers and vendors. From Industry-leading catalogs and online initiatives to numerous advertising, sponsorship and promotional activities, we believe we are recognized as one of the most innovative marketers in the Industry.

Trade Shows and Events

We sponsor a series of vendor-supported special events and trade shows throughout the year to maximize sales and showcase products, including a leading trade show, the “BIG Show,” where hundreds of vendors display specialty products to thousands of Industry participants. Flyers and promotional materials are sold and distributed to our customers via call centers and truck drivers. In addition, we develop loyalty programs based on purchasing levels where customers earn rewards through various incentive programs.

Catalogs

We produce the Industry’s leading online and print catalogs. Our catalogs are used throughout the Industry to buy, sell and market products. We distributed over 1.6 million catalogs, including our annual Keystone Specialty Catalog, which contains more than 1,000 pages showcasing over 25,000 products. The Keystone Specialty Catalog is broadly distributed and we believe has become the Industry standard. In addition to our primary Keystone Specialty Catalog, we publish other catalogs targeted to specific vehicle, market and product categories.

Online Initiatives

We launched our eServices initiatives in 1999 to provide customers with the added convenience of ordering online and to further extend consumer reach by enabling commercial customers to offer online shopping to end consumers. Our online initiatives include our eCatalog, which we believe to be the largest specialty automotive equipment product catalog on the Internet today.

Customers

We have a fragmented base of approximately 17,000 customers. No customer comprised more than 1.5% of our net sales in 2008. Our customers are principally small, independent, owner-operated businesses with annual revenues of less than $1.0 million and annual purchases from us of less than $0.3 million. Our customers merchandise products directly to consumers and install purchased products in installation bays. These businesses rely upon us to provide a broad range of products, rapid delivery, marketing support and technical assistance. While we generally do not have long-term contracts with our customers, our high customer retention rates underscore the strength of our customer loyalty.

In addition to our traditional specialty customers, during the past few years we have increased our sales to several large automotive parts retail chains. As a result of changes in the Industry, specifically our purchase of certain operating assets from Arrow, we have been able to negotiate contracts with some of these retail chains, to which we had not historically had access, and have begun supplying products to these retailers. Large automotive retail chains typically stock 15,000 to 25,000 SKUs per retail location, and their distribution infrastructure and business models are optimized to deliver and merchandise high volume replacement parts and not the lower volume specialty and performance parts. While the automotive retail chains currently have a small presence in the lower volume aftermarket accessories and equipment segment, some retailers have sought to augment their product offerings and sales with increasingly popular specialty and performance equipment. However, we believe these retailers face significant challenges in changing their business models to distribute specialty products, including: (i) purchasing from a different vendor base, (ii) maintaining a sizable inventory of slower-moving products, and (iii) setting up a delivery system to provide multi-day per week deliveries direct to stores. As a result, several large automotive parts retailers have established relationships with us to outsource their distribution of specialty and performance equipment needs. By purchasing products from us, these retailers avoid significant investments that would be required to develop the infrastructure necessary to achieve comparable product breadth and service. As our geographic footprint has expanded, our sales to automotive parts retail chains have grown rapidly, but still only represented a minor percentage of our net sales in 2008 and we believe continues to represent a growth opportunity for the Company into the future.

While currently a small portion of our sales, we are also focused on growing sales to customers outside of the U.S. and Canada. We believe the export market may represent a growth opportunity for the Company.

Vendors

Throughout the history of our Company, we have built strong relationships with many of the Industry’s leading manufacturers. While we have a diversified vendor base of approximately 700 specialty manufacturers, the average length of our relationship with our top 100 vendors, ranked by our annual purchases, is approximately 13.2 years, demonstrating stable, efficient and, we believe, mutually beneficial relationships.

Our vendors, who rely on us to stock a full range of their products, are typically small to mid-sized manufactures with annual revenues, we believe, of less than $30.0 million. We provide significant value to our vendors by allowing them to avoid certain administrative costs associated with servicing a large highly fragmented customer base, such as creating and distributing extensive marketing support to develop demand for their products, the distribution of their products to and processing returns from customers, assistance with the monitoring and communication of warranty claims and costs associated with the collection of accounts receivable. The valuable services we provide and the deep level of integration we have with the business operations of our customers and vendors have resulted in what we believe to be a strong and stable position within our Industry. As we have expanded our vendor relationships, we have created a self-reinforcing cycle of adding new vendors, while attracting new customers.

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

Trademarks and Licensing

We own certain trade names, trademarks and patents used in our business. Other than “Keystone,” we believe the loss of any such trade name or any trademark or patent would not have a material adverse effect on our consolidated financial condition.

Competition

Industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalogs, or directly to retailers and/or consumers. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price. We offer the most comprehensive selection in the Industry, with access to over one million SKU’s, of which we regularly stock approximately 135,000 SKU’s in our distribution centers.

Employees

At January 3, 2009, we employed 1,650 full-time salaried staff and hourly workers. Management believes that we have a positive working relationship with our employees. We are not a party to any collective bargaining agreements with our employees.

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

Our Industry is subject to cycles in the general economy. A further extension of the current downturn in the economy could further reduce consumer spending on specialty automotive equipment.

The National Bureau of Economic Research officially declared that the U.S entered into a recession in December 2007. Over the succeeding 12 months the number of home foreclosures has increased to record levels. The number of jobless claims has continued to increase during the year. The U.S government has taken unprecedented actions to prevent worsening economic conditions including facilitating the sale of ailing banks, passing the Emergency Economic Stabilization Act of 2008 and dramatically increasing the monetary programs available from the Federal Reserve. The result of these actions has not been fully realized to date, however a prolonged downturn in the current economic conditions or an increase in factors such as gasoline prices or interest rates may delay or reduce consumer purchases of our products and services, which could adversely affect our revenues, cash flow and profits. In addition, other factors may affect the level of consumer spending on specialty automotive equipment, including, among others, the availability of consumer credit and consumer confidence in future economic conditions. Should a further reduction in the number of automobiles and trucks driven or a further reduction in new vehicle purchases occur, it could adversely affect the demand for our products. Additionally, trends in consumer preferences for types of automobiles and trucks may affect our sales, as consumers may not choose to purchase as much specialty automotive equipment, such as rollbars, for smaller vehicles.

Factors affecting the North American automotive manufacturing sector could negatively affect our Industry and the demand for products we sell, threatening future profitability and generation of cash flow from operations.

The production and sales of new cars, trucks and SUV’s have declined at a rapid rate during 2008 due to a number of economic factors including fuel prices, availability of consumer credit, rising unemployment, declining consumer confidence and changing demands of certain types of vehicles. The financial condition of the three largest U.S.-based automobile manufacturers, General Motors (“GM”), Ford and Chrysler, has deteriorated during the year and GM and Chrysler have sought out and received financial aid from the U.S. government to maintain operations and according to published reports, to avoid possible Chapter 11 bankruptcy filings.

We sell aftermarket accessories whose applications, in some cases, are specific to certain vehicles models, years of production, brand name or manufacturer. The discontinuation of any particular model or brand name in the future, the bankruptcy reorganization of any of the major manufactures, effects on production or sales resulting from any of those companies’ recapitalization plans as part of the efforts to secure U.S. government financing or otherwise, could negatively impact our sales in the future, and could have a material adverse affect on our ability to generate future profits and cash flows from operations.

We depend on our vendors’ ability to continue to design and produce new products in anticipation of any shifts in vehicle mix. The turmoil in the North American automotive manufacturing sector has created an environment of increased risk that our vendors will not be able to supply us with products for a changing vehicle mix.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

We have a substantial amount of debt. As of January 3, 2009, we had total indebtedness of $393.5 million. In addition, as of January 3, 2009 we had additional borrowing capacity as defined under the terms of the Credit Agreements, of $38.7 million subject to customary borrowing conditions.

Our substantial debt could have significant consequences, including:

•

making it more difficult for us to satisfy our obligations with respect to our 9.75% Senior Subordinated Notes (“Notes”) and the Term Credit Agreement and the Revolving Credit Agreement (the “Credit Agreements”);

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the Industry.

These limitations and consequences may place us at a competitive disadvantage to less-leveraged competitors, particularly given the current weak economic climate.

Subject to specified limitations, the indenture governing our Notes and the Credit Agreements governing our senior credit facilities will permit us and our subsidiaries to incur additional debt. If new debt is added to our current debt levels, the risks described above could increase.

We will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Financial markets have been experiencing serious disruption in recent months, including significantly diminished liquidity, fluctuations in interest rates, a reduction in the availability of credit in general, consumer credit, and a general weakening of consumer confidence. Concurrently, economic weakness has begun to accelerate globally.

The effects of these conditions could have a material adverse effect on our ability to obtain, either through cash generation from operations or through available financing, sufficient cash to support our operations.

Our ability to make payments on and refinance our debt and to fund working capital and capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to the general economic conditions noted above as well as other, financial, competitive, legislative and regulatory factors that are beyond our control.

We cannot assure you that our business will generate sufficient future cash flow from operations which may require us to have to refinance all or a portion of our existing debt or obtain additional financing or reduce expenditures that we deem necessary to our business. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain access to sufficient cash to support operations and fund outstanding debt, either through cash flow from operations or additional financing could have a material adverse effect on our financial condition and could impair our ability to continue as a going concern.

Our Company is exposed to credit risk on its accounts receivable.

We have approximately 17,000 customers which are principally small, independent, owner operator businesses with annual revenues of less than $1.0 million. Many of these customers’ creditworthiness may be affected by the current turmoil in the credit markets combined with the factors affecting demand for automotive related products. As a result, there is an increased risk of delinquencies in our trade and non-trade receivables which may affect the timeliness of collection and the ultimate ability to collect all of the Company’s outstanding receivables.

While the Company has procedures to monitor and limit exposure to credit risk on its trade and non-trade receivables, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could have an adverse affect on the Company’s financial condition and operating results.

Restrictions limiting total indebtedness may limit our ability to operate our business and, in such an event, we may not have sufficient assets to pay amounts due on our debts.

Restrictions limiting our total indebtedness contained in the Credit Agreements governing our senior credit facilities, the indenture governing our outstanding Notes and our future debt agreements contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreements and the indenture restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money;

•	pay dividends or make distributions;

•	purchase or redeem stock;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	consummate certain asset sales;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.

In addition, our Credit Agreements contain provisions that restrict annual capital spending to $12.0 million plus any unused carryover amount from the previous year. The previous fiscal year unused carryover amount is the portion of the $12.0 million that was not expended during the previous fiscal year. Also, our Revolving Credit Agreement contains a financial covenant that is applicable if borrowing availability is less than the greater of $8.0 million or 10% of the applicable borrowing base.

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

We rely on credit terms offered by our vendors to finance our inventory purchases. The inability of our vendors to continue to offer these credit terms or significant shortening of the terms of that trade credit could place further pressure on our existing credit agreements and borrowing availability.

Due to the breadth and depth of our inventory of specialty automotive accessories products, deterioration in the overall financial stability of our vendors represents a risk.

We believe we carry the largest inventory of SKU’s of any warehouse/distributor in the Industry, with approximately 135,000 SKU’s, including many products not easily located elsewhere, representing over 700 vendors’ product line. We depend on standard Industry practice to make “stock adjustments” where we return a portion of unsold inventory to vendors. If a vendor were unable to accept such stock adjustments as a result of their financial situation, including a bankruptcy or ceasing of operations, the value of our inventory of that vendor’s branded products could be negatively affected. Further, as a result of factors affecting the volume of product sales, we could have quantities of inventory in excess of the amounts which can be returned to vendors under stock adjustment agreements.

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

Because of the small size of most of our vendors and customers, they cannot support substantial inventory positions and thus we fill an important role, as our size permits us to maintain a large inventory. If trends towards consolidation among vendors or customers accelerate in the future, it could reduce our importance and reduce our revenues, margins and earnings. We generally do not have long-term contracts with our vendors and customers and they can cease doing business with us at any time.

Our growth strategy of identifying and consummating acquisitions and expanding our services into new regions entails integration, financing and other risks, including expenditures associated with developing a distribution infrastructure with a new distribution center, cross-docks and routes.

We intend to grow in part through acquisitions. This growth strategy entails risks inherent in identifying desirable acquisition candidates, in integrating the operations of acquired businesses into our existing operations and risks relating to potential unknown liabilities associated with acquired businesses. In addition, we may not be able to finance the acquisition of a desirable candidate or pay as much as our competitors because of our leveraged financial condition, the condition of credit markets or general economic conditions.

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

The launch of our distribution services into new regions could require expenditures to develop a distribution infrastructure, including new distribution centers, cross-docks and routes, and we generally do not expect to achieve profitability from new regions for a period of time. We may also face competition from existing distributors in those regions that could reduce the benefits we anticipate from such expansion.

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

Our business could be adversely affected by high prices of fuel.

Both the Industry and our distribution methods are affected by the availability and price of fuel. Because we use a fleet of trucks to deliver specialty automotive equipment parts to our customers, the high prices of fuel may cause us to incur higher costs in operating our fleet, which will have an adverse effect on our business, financial condition and results of operations.

Our Company is reliant upon information technology in the operation of its business.

We rely on telephony and electronic information systems to support all aspects of our geographically diverse business operations. A prolonged interruption or failure of any of these systems or their connective networks could have a material adverse effect our business and results of operations.

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

The interests of our controlling shareholder may be in conflict with the interests of our debt holders.

Bain Capital Partners, LLC (“Bain Capital”) owns securities representing a substantial majority of the voting power of Keystone Automotive Holdings, Inc. (“Holdings”) and has the ability to elect a majority of the board of directors and generally to control the affairs and policies of the Company. Circumstances may occur in which the interests of Bain Capital, as our shareholder, could be in conflict with the interests of the holders of our debt.

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

We are headquartered in Exeter, Pennsylvania, where our owned 165,000 square foot main office and 700,000 square foot warehouse distribution center are located. We also lease a 217,000 square foot warehouse distribution center in Kansas City, Kansas under a lease expiring in 2010, a 350,000 square foot warehouse distribution center in Austell, Georgia under a lease expiring in 2017 and a 190,000 square foot warehouse distribution center in Corona,

California under a lease expiring in 2010. These distribution centers hold the majority of our inventory and regularly distribute inventory to 21 non-inventory stocking cross-dock locations strategically located throughout the United States and parts of Canada. We also have 24 A&A Auto Parts retail locations in Northeastern Pennsylvania. Of the cross-docks and A&A Stores, 26 facilities are leased. The leases for our leased facilities are scheduled to expire between 2009 and 2015. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. We have granted mortgages on our principal real property to secure our senior credit facilities.

Item 3.	Legal Proceedings

We are party to various lawsuits, arising in the normal course of business. We are not currently a party to any material legal proceedings. We have certain contingent liabilities arising from various other pending claims and legal proceedings. While the amount of liability that may result from these matters cannot be determined, we believe the ultimate liability will not materially affect our financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our fiscal quarter ended January 3, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities. There is one holder of record of our equity, Holdings. As of January 3, 2009, Holdings had 19 shareholders owning a total of 90,314,744 shares of Holdings’ Class A Common Stock and 10,034,972 shares of Holdings’ Class L Common Stock.

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

The following tables present our selected historical consolidated financial data as of the dates and for the periods indicated. The financial data has been derived from the historical consolidated financial statements.

We operate on a 52/53-week per year basis with the fiscal year ending on the Saturday nearest December 31. The years ended January 1, 2005, December 31, 2005, December 30, 2006, and December 29, 2007 include 52 weeks while the year ended January 3, 2009 include 53 weeks.

The selected information below should be read in conjunction with and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and accompanying notes thereto of Keystone Automotive Operations, Inc. included below in this document.

	For the Period
(in thousands)	January 4, 2004 to January 1, 2005	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009
Statement of Operations Data: (1)
Net sales	$448,965	$509,106	$618,724	$614,867	$566,281
Cost of sales (2)	300,420	343,165	422,086	427,195	389,762

Gross profit	148,545	165,941	196,638	187,672	176,519
Selling, general and administrative expenses (3)	114,324	136,242	163,394	167,847	168,179
Net (gain) loss on sale of property, plant and equipment	—	(16)	(150)	65	(11)
Impairment of goodwill and long-lived assets (4)	—	—	—	9,735	218,948

Total operating expenses	114,324	136,226	163,244	177,647	387,116

Income (loss) from operations	34,221	29,715	33,394	10,025	(210,597)
Interest expense, net	24,937	26,797	34,807	37,841	33,936
Write-off of deferred financing costs (5)	—	—	—	6,130	—
Other (income) expense	(216)	(10)	1	13	(38)

Total other expense, net	24,721	26,787	34,808	43,984	33,898

Income (loss) before income tax	9,500	2,928	(1,414)	(33,959)	(244,495)
Income tax provision (benefit)	3,799	1,097	(1,273)	(6,900)	(38,502)

Net income (loss)	$5,701	$1,831	$(141)	$(27,059)	$(205,993)

Other Financial Data:
Capital expenditures (including capitalized software costs)	$(5,489)	$(6,834)	$(8,664)	$(6,748)	$(6,244)
Depreciation and amortization	18,685	19,140	20,462	20,544	21,094

	As of
(in thousands)	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007	January 3 , 2009
Balance Sheet Data:
Cash and cash equivalents	$12,390	$8,172	$2,652	$9,893	$27,267
Working capital (6)	61,486	93,857	129,936	124,027	140,075
Total assets	572,600	691,741	688,483	674,784	417,237
Total debt	282,500	361,087	374,393	373,045	393,507
Total shareholder’s equity	174,126	186,965	187,695	163,519	(41,591)

(1)	For comparative purposes, certain prior period amounts have been reclassified to conform to current year presentation. The impact of the reclassifications was not material and did not impact net income (loss).
(2)	Cost of sales for the period ended January 1, 2005 includes $3.5 million in non-cash charges related to recognition of the fair market value adjustment on inventory recorded as part of the Transaction. Cost of sales for the period ended December 31, 2005 includes $1.0 million in non-cash charges related to recognition of the fair market value adjustment on inventory recorded as part of the Blacksmith Acquisition. Cost of sales for the period ended January 3, 2009 was impacted by a $3.4 million addition to the reserve for obsolete inventory and a less than $0.1 million non cash charge related to the recognition of the fair market value adjustment on inventory purchased from Arrow.
(3)	Selling, general and administrative expenses include management and advisory fees of the Company’s former and current equity sponsors totaling $1.6 million for each of the periods ended January 1, 2005, December 31, 2005 and December 30, 2006. No such amounts are included for the period ended December 29, 2007. $3.1 million is included for the period ended January 3, 2009.

(4)	The Company recorded goodwill impairment charge on both our Distribution segment and our Retail segment of $214.9 million and $4.0 million, respectively, during the period ended January 3, 2009. During the period ended December 29, 2007, the Company recorded a goodwill impairment charge on our Retail segment of $9.6 million and an impairment charge on certain warehouse equipment of $0.1 million.
(5)	In the first quarter of 2007, the Company wrote-off approximately $6.1 million of deferred financing costs associated with the extinguishment of debt existing at December 30, 2006.
(6)	Working capital is defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K for the fiscal year ended January 3, 2009. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results contemplated by these forward-looking statements. Terms used herein such as “we”, “us”, and “our” are references to Keystone Automotive Operations, Inc. and its subsidiaries (collectively “Keystone”), as the context requires.

Executive Summary

General Business Overview

We are a wholesale distributor and retailer of automotive aftermarket accessories and equipment, operating throughout the U.S. and in parts of Canada. The Company sells and distributes specialty automotive products, such as light truck / SUV accessories, car accessories and trim items, specialty wheels, tires, and suspension parts and high performance products. We provide a critical link between a fragmented base of approximately 700 vendors and an even more fragmented base of approximately 17,000 customers. Our customers are principally small, independent installers and retailers of specialty automotive equipment with annual revenues of less than $1.0 million and annual purchases from us of less than $0.3 million. Due to their small size, these businesses rely on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. We provide significant value to our vendors by allowing them to avoid certain administrative costs associated with servicing a large, highly fragmented customer base, such as creating and distributing extensive marketing support to develop demand for their products, the distribution of their products to and processing returns from customers, assistance with the monitoring and communication of warranty claims and costs associated with the collection of accounts receivable. The valuable services we provide and the deep level of integration we have with the business operations of our customers and vendors have resulted in what we believe to be a strong and stable position within our Industry. As we have expanded our vendor relationships, we have created a self-reinforcing cycle of adding new vendors, while attracting new customers.

During the past decade, we have grown through a combination of a series of acquisitions and through organic internal growth. In 1999, we acquired the stock or assets of three companies: Automotive Performance Wholesalers, located in Kansas City, Kansas; Performance Improvements, located in Toronto, Canada; and American Specialty Equipment, located in Hauppauge, New York. During 2001, we restructured these acquired operations in order to eliminate duplicate costs, implement our sales and marketing techniques and introduce our distribution network. Net sales and profit contribution from these markets have grown significantly since the time of acquisition.

In November 2003, we opened our first warehouse distribution center on the West Coast in Corona, California. In November 2004, we opened our first West Coast cross-dock in Sacramento, California. This allowed us to use our hub-and-spoke distribution network to expand and better serve our customers in this market.

In March and August 2005, we opened new cross-docks in Albuquerque, New Mexico and in Erlanger, Kentucky, respectively. Also during 2005, we acquired the stock of two companies: Blacksmith Distributing Inc (“Blacksmith”), a distributor in Elkhart, Indiana, and Reliable Investments, Inc (“Reliable”), a distributor in Overland Park, Kansas.

•

Blacksmith’s stock was acquired in May 2005. The company had operations in Pennsylvania, Ohio, Michigan, Indiana, Wisconsin and Illinois. This acquisition strengthened our presence in the Midwest and provided us access to new customers, vendors and the ability to integrate Blacksmith’s operations into the Company’s infrastructure.

•

Reliable’s stock was acquired in December 2005. The company had operations in California, Colorado, Florida, Missouri, Minnesota, Texas, New York, Tennessee, Pennsylvania, Connecticut and Vermont. This acquisition provided us access to new customers and the ability to consolidate Reliable’s operations into the Company’s infrastructure.

In June 2006, we opened a warehouse distribution center in Austell, Georgia to improve service to customers in the Southeast region.

In February 2007, we relocated our Corona, California warehouse operations to a larger warehouse facility also located in Corona. In May 2007, we opened a new cross-dock in Phoenix, Arizona and in November 2007 we leased a new cross-dock in Rochester, New York which opened in January 2008.

During 2008 we took a number of actions to improve efficiencies in the warehouse and logistics environment and to respond to the challenging economic environment. In June and October we opened new cross-docks in Burley, Idaho and Houston, Texas, respectively. We also closed cross docks in Long Island, New York and Evansville, Indiana as well as implemented a cost reduction program throughout the company. In October 2008, we purchased inventory and other operating assets of Arrow. Arrow was a distributor and marketer of automotive aftermarket accessories and equipment in the central and southeastern United States as well as over the internet.

Items Affecting Comparability

We operate on a 52/53-week per year basis with the year ending on the Saturday nearest December 31. The years ended December 30, 2006, and December 29, 2007 include 52 weeks while the years ended January 3, 2009 includes 53 weeks.

On October 30, 2003, in a series of transactions, Holdings, a newly formed holding company owned by Bain Capital its affiliates, co-investors and our management, acquired all of our outstanding capital stock for a purchase price of $441.3 million (“the Transaction”). The aggregate cash costs, together with funds necessary to refinance certain of our existing indebtedness and associated fees and expenses, were financed by equity contributions of $179 million, new senior credit facilities in the amount of $115 million and the issuance and sale of $175 million of Notes.

As a result of the Transaction the fair value of the acquired assets and liabilities was “pushed-down” to Keystone’s books and records. The Transaction was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The allocation resulted in an excess purchase price of $322.2 million. Fair value adjustments to inventory and to property, plant and equipment were $13.3 million and $26.6 million, respectively. Additionally, $209.0 million was allocated to identifiable intangible assets and $180.5 million to goodwill, partially offset by deferred taxes of $107.2 million. The increase in the basis of these assets resulted in, and will continue to result in, non-cash charges in future periods, principally related to depreciation of the step-up in value of property, plant and equipment and amortization of intangible assets. The factors that contributed to the purchase price and resulting goodwill included our market positioning, distribution network and workforce.

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

In December 2005, Holdings issued notes payable with a fair market value of $11.0 million (the “Reliable Notes”) in order to fund the difference in the Reliable Acquisition between amounts paid by the Company in cash and the aggregate purchase price. The notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis, and mature on November 1, 2011. The seller notes, the value of which was contributed by Holdings to the Company, require payment by Holdings prior to the maturity date in certain circumstances.

Operations Overview

In fiscal 2008, net sales decreased by $48.6 million, or 7.9%, from $614.9 million for the year ended December 29, 2007 to $566.3 million for the year ended January 3, 2009. The Distribution segment generated $542.5 million, or 95.8%, of net sales in fiscal 2008 compared to $590.7 million, or 96.1%, of net sales in fiscal 2007. The Retail segment generated $23.8 million, or 4.2%, of net sales in fiscal 2008 compared to $24.2 million, or 3.9%, of net sales in fiscal 2007.

Net loss of $206.0 million for the year ended January 3, 2009 represented an increase in the loss of $178.9 million versus the year ended December 29, 2007. The increase in the loss is primarily attributed to a decline in gross profit and a charge of $218.9 million for the impairment of goodwill. Net loss for the Distribution segment increased by $182.9 million, from a net loss of $17.3 million for the year ended December 29, 2007 to a net loss of $200.2 million for the year ended January 3, 2009. The Retail segment’s net loss decreased by $4.0 million from a loss of $9.8 million for the year ended December 29, 2007 to a net loss of $5.8 million for the year ended January 3, 2009 primarily due to a lower goodwill impairment charge of $5.6 million compared to December 29, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year Ended January 3, 2009 Compared to the Year Ended December 29, 2007.”

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

Net loss of $27.1 million for the year ended December 29, 2007 represented an increase in the loss of $27.0 million versus the year ended December 30, 2006. The increase in the loss is attributed to a decline in gross profit, increases in selling, general and administrative expense and higher interest expense. The financial results for the year ended December 29, 2007 was also impacted by a non-cash charge for impairment of long-lived assets of $9.7 million and for the write-off of deferred financing cost of $6.1million. Net income for the Distribution segment decreased by $18.0 million, from a net income of $0.7 million for the year ended December 30, 2006 to a net loss of $17.3 million for the year ended December 29, 2007. The Retail segment’s net loss increased by $9.0 million from a loss of $0.8 million for the year ended December 30, 2006 to a net loss of $9.8 million for the year ended December 29, 2007 primarily due to a goodwill impairment charge of $9.6 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year Ended December 29, 2007 Compared to the Year Ended December 30, 2006.”

The National Bureau of Economic Research officially declared that the U.S. entered into a recession in December 2007. Over the succeeding 12 months the number of home foreclosures has increased to record levels. The number of jobless claims has continued to increase during the year. The U.S. government has taken unprecedented actions to prevent worsening economic conditions including facilitating the sale of ailing banks, passing the Emergency Economic Stabilization Act of 2008 and dramatically increasing the monetary programs available from the Federal Reserve. The overall decreases in the Company results was attributable to a combination of factors including a decrease in consumer spending on discretionary items driven by fluctuations in the gasoline prices, general economic uncertainty, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the market place influenced by unprecedented turmoil and volatility in the financial markets which has impacted the auto industry as a whole, from vehicle manufacturers, to suppliers and customers.

Based on published reports and other available information regarding the state of the automotive, credit and financial industries; the Company’s current trend in sales and operating results are expected to continue in the near term. Despite this current outlook the Company believes that it is well positioned to gain market share and expand into regions through selective acquisitions and organic growth.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating results constitute for the periods indicated.

	Year Ended
	December 30, 2006	December 29, 2007	January 3, 2009
Statement of operations data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.2	69.5	68.8

Gross profit	31.8	30.5	31.2
Selling, general and adminstrative expenses	26.4	27.3	29.7
Impairment of goodwill and long-lived assets	—	1.6	38.7

Income (loss) from operations	5.4	1.6	(37.2)
Interest expense, net	5.6	6.1	6.0
Write-off of deferred financing costs	—	1.0	—

Loss before income tax	(0.2)	(5.5)	(43.2)
Income tax benefit	0.2	1.1	6.8

Net income (loss)	0.0%	(4.4)%	(36.4)%

Year ended January 3, 2009 Compared to the Year ended December 29, 2007

The following table and discussion are based on the consolidated operations of the Company for the periods indicated:

	Year Ended
(in thousands)	December 29, 2007	January 3, 2009	Dollar Change	Percent Change
Net sales	$614,867	$566,281	$(48,586)	(7.9	) %
Cost of sales	(427,195)	(389,762)	37,433	8.8

Gross profit	187,672	176,519	(11,153)	(5.9)
Selling, general and administrative expenses	(167,847)	(168,179)	(332)	(0.2)
Net gain (loss) on sale of property, plant and equipment	(65)	11	76	*
Impairment of goodwill and long-lived assets	(9,735)	(218,948)	(209,213)	*

Income (loss) from operations	10,025	(210,597)	(220,622)	*
Interest expense, net	(37,841)	(33,936)	3,905	10.3
Write-off of deferred financing costs	(6,130)	—	6,130	*
Other income (expense)	(13)	38	51	*

Loss before income tax	(33,959)	(244,495)	(210,536)	*
Income tax benefit	6,900	38,502	31,602	*

Net loss	(27,059)	(205,993)	(178,934)	*
Other comprehensive income:
Foreign currency translation	442	(620)	(1,062)	*

Comprehensive loss	$(26,617)	$(206,613)	$(179,996)	*	%

*	Percentage change intentionally left blank.

Net Sales. Net sales represents the sales of product and promotional items, fees and all shipping and handling costs paid by customers, less any customer-related incentives and a provision for future returns. The decrease in sales was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic uncertainty, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Sales from our National Accounts (customers that participate in retail markets on a national or multi-region basis) experienced a double digit increase. Canada and International experienced single digit increases in sales while Midwest remained consistent year-over-year. Drop-ship decreased by single digits, while the Northeast, Southeast and West Coast experienced double digit-declines. The Distribution segment accounted for 95.8% and 96.1% of the total net sales for the years ended January 3, 2009 and December 29, 2007, respectively.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit decreased by $11.2 million, or 5.9%, from $187.7 million for the year ended December 29, 2007 to $176.5 million for the year ended January 3, 2009. The year ended January 3, 2009 was impacted by lower net sales offset slightly by higher selling margins. Gross margin was 31.2% for the year ended January 3, 2009 and 30.5% for the year ended December 29, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses—warehouse, delivery, marketing, selling, general and administrative, depreciation and amortization, information technology, and occupancy less certain benefits received from promotional activities. Selling, general and administrative expenses were $168.2 million or 29.7% of sales for the year ended January 3, 2009, and $167.8 million or 27.3% of sales for the year ended December 29, 2007. Operating expenses related to delivery and general administration departments increased, but were partially offset by cost reductions programs in our warehousing and sales departments. Delivery expense for the year ended January 3, 2009 increased by $0.7 million as compared to the year ended December 29, 2007, due to increased fuel prices partially offset by other cost reductions programs within the department. General and administrative expense for the year ended January 3, 2009 increased by $5.4 million compared to the year ended December 29, 2007, due to increased bad debt expense and fees payable under the Bain Capital and Advent International Corporation (“Advent”) advisory agreements partially offset by cost reduction programs within the department.

Impairment of goodwill and long-lived assets. The Company recorded goodwill impairment charge on both our Distribution segment and our Retail segment of $214.9 million and $4.0 million, respectively, during the period ended January 3, 2009. During the period ended December 29, 2007, the Company recorded a goodwill impairment charge on our Retail segment of $9.6 million and an impairment charge on certain warehouse equipment of $0.1 million.

Interest Expense, net. Interest expense decreased by $3.9 million, or 10.3%, from $37.8 million for the year ended December 29, 2007 to $33.9 million for the year ended January 3, 2009, primarily due to decreases in variable interest rates.

Income Tax Benefit. Income tax benefit increased by $31.6 million from a benefit of $6.9 million for the year ended December 29, 2007 to a benefit of $38.5 million for the year ended January 3, 2009. The effective tax rate of 15.8 percent for the year ended January 3, 2009 is below the statutory rate primarily due to the non-deductible portion of the charge for goodwill impairment and the establishment of additional valuation allowance to reduce the recorded future tax benefit of net operating loss carries forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management determined it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, management has established $4.6 million and $1.8 million in valuation allowances, for the years ended January 3, 2009 and December 29, 2007, respectively, to reduce the recorded tax benefits from such assets.

Net Loss. Net loss increased by $178.9 million from $27.1 million for the year ended December 29, 2007 to $206.0 million for the year ended January 3, 2009. The year ended January 3, 2009 was impacted by a decrease in sales, an increase in impairment of assets offset partially by higher gross margin percent, lower selling, general and administrative expenses, lower interest expense and a larger income tax benefit.

Results by Reportable Segment. We operate in two reportable segments: Distribution (“Distribution”) and Retail (“Retail”). The Distribution reportable segment encompasses the Company’s hub-and-spoke distribution network that distributes specialty automotive equipment for vehicles to our customers. The Retail reportable segment encompasses our 24 retail stores in Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement parts and specialty accessories. See Note 11 to the Financial Statements for additional information. The Company’s Distribution segment net sales decreased for the year ended January 3, 2009 by $48.2 million compared to the year ended December 29, 2007. The decrease in sales was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic uncertainty, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers.

Sales for the Retail segment decreased $0.4 million. The decrease in sales was attributable to fewer customer transactions in 2008 compared to 2007. The Retail reportable segment is not expected to contribute significantly to future growth.

Net loss increased by $182.9 million in the Distribution segment and decreased by $4.0 million in the Retail segment. The Distribution segment was impacted by a decrease in sales, an increase in impairment of assets offset partially by higher gross margin percent, lower selling, general and administrative expenses, lower interest expense and a larger income tax benefit. The decrease in the Retail segment’s net loss is attributed primarily to the $5.6 million lower non-cash goodwill impairment charge in the period ending January 3, 2009 compared December 29, 2007.

Year ended December 29, 2007 Compared to the Year ended December 30, 2006

	Year Ended
(in thousands)	December 30, 2006	December 29, 2007	Dollar Change	Percent Change
Net sales	$618,724	$614,867	$(3,857)	(0.6	) %
Cost of sales	(422,086)	(427,195)	(5,109)	(1.2)

Gross profit	196,638	187,672	(8,966)	(4.6)
Selling, general and administrative expenses	(163,394)	(167,847)	(4,453)	(2.7)
Net gain (loss) on sale of property, plant and equipment	150	(65)	(215)	—
Impairment of goodwill and long-lived assets	—	(9,735)	(9,735)	*

Income from operations	33,394	10,025	(23,369)	(70.0)
Interest expense, net	(34,807)	(37,841)	(3,034)	(8.7)
Write-off of deferred financing costs	—	(6,130)	(6,130)	*
Other expense, net	(1)	(13)	(12)	*

Loss before income tax	(1,414)	(33,959)	(32,545)	*
Income tax benefit	1,273	6,900	5,627	*

Net loss	(141)	(27,059)	(26,918)	*
Other comprehensive income:
Foreign currency translation	(6)	442	448	*

Comprehensive loss	$(147)	$(26,617)	$(26,470)	*	%

*	Percentage change intentionally left blank.

Net Sales. The decrease in net sales is driven by a combination of factors, including (i) a decrease in consumer spending on discretionary items driven by higher gasoline prices and general economic uncertainty, (ii) a year over year decline in truck and SUV sales, which directly impacts our business and (iii) the impact of customer attrition that occurred in the aftermath of the 2006 integration of the operations of Reliable, which was acquired in December 2005, into the Company’s operations. Drop-ship decreased by double digits, while the Northeast, Southeast, West Coast and National Accounts (customers that participate in retail markets on a national or multi-region basis) experienced single digit-declines. These decreases were partially offset by double digit growth in Canada, Midwest and International geographies. The Distribution segment accounts for 96.1% of the total net sales for both the years ended December 29, 2007 and December 30, 2006.

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

Income Tax Benefit. Income tax benefit increased by $5.6 million from a benefit of $1.3 million for the year ended December 30, 2006 to a benefit of $6.9 million for the year ended December 29, 2007. The effective tax rate of 20.3% is below the statutory tax rate primarily due to the non-deductibility of the goodwill impairment charge and a change in the state tax rate and valuation allowance.

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

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the year ended January 3, 2009 was $3.4 million compared to cash provided by operating activities of $21.3 million for the year ended December 29, 2007. The decrease in cash from operations year-over-year was driven primarily by a decrease in net income after adjustment for non-cash charges and a decrease in the reduction for net operating assets employed in the business. Non-cash charges include such items as depreciation and amortization, amortization of deferred financing charges, write-offs of deferred financing charges, impaired goodwill and long-lived assets, net gain (loss) on sale of property, plant and equipment, deferred income taxes and non-cash stock-based compensation.

The reduction for net operating assets employed in the business resulted from a working capital reduction program implemented in the second half of the fiscal year ended January 3, 2009 which resulted in significant reductions in inventory, trade accounts receivable and net other assets and liabilities, partially offset by a reduction in year end trade accounts payable. Working capital increased by $16.1 million or 12.9% from $124.0 million for the year ended December 29, 2007 to $140.1 million for year ended January 3, 2009.

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

Investing Activities. Net cash used in investing activities was $6.0 million for the year ended January 3, 2009 compared to $6.7 million used in investing activities for the year ended December 29, 2007. Net cash used in investing activities of $6.0 million for the year ended January 3, 2009 includes $5.8 million for the purchase of property, plant and equipment, $0.4 million related to capitalized software costs and $0.2 million of gross proceeds received. The net cash used in investing activities was $6.7 million for the year ended December 29, 2007 compared to $9.5 million used in investing activities for the year ended December 30, 2006. Net cash used in investing activities of $6.7 million for the year ended December 29, 2007 includes $5.6 million for the purchase of property, plant and equipment and $1.1 million related to capitalized software cost. Net cash used in investing activities for the year ended December 30, 2006 includes $1.9 million related to the Reliable Acquisition for transaction and working capital settlement charges, $8.4 million for the purchase of property, plant and equipment and $0.3 million for capitalized software.

Financing Activities. Net cash provided by financing activities was $20.5 million for the year ended January 3, 2009, compared to net cash used in financing activities of $7.6 million for the year ended December 29, 2007. The increase in cash provided by financing activities was primarily driven by $28.3 million of borrowing under the revolving line-of-credit. A portion of the borrowings under the revolving line of credit have been used during the year to purchase $9.6 million of inventory and other operating assets of Arrow. Net cash used in financing activities was $7.6 million for the year ended December 29, 2007, compared to net cash provided by financing activities of $13.9 million for the year ended December 30, 2006. The net cash used in finance activities for the year ended December 29, 2007 was attributable to $7.6 million of repayments on the long-term debt. Under our revolving credit facility existing at January 3, 2009, we had $66.0 million in cash and borrowing capacity.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Holdings; the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and together with the Term Loan, the “Credit Agreements”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements which replaced the Company’s prior credit agreement provide the Company with greater operational flexibility and liquidity to meet its strategic and operational goals.

The Credit Agreements contain affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of properties, insurance and conduct of business. The Credit Agreements also contain negative covenants that limit the ability of the Company and its subsidiaries to, among other things, create liens, dispose of all or substantially all of their properties, including merging with another entity, incur debt and make investments, including acquisitions. The Revolver includes a springing financial covenant if and when Excess Availability does not equal or exceed the greater of (x) ten percent of the Borrowing Base and (y) $8.0 million, which requires the Consolidated Fixed Charge Ratio for the last four consecutive quarters to exceed 1.0 to 1.0. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions which are customary for facilities of this type.

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

In 2003, the Company issued $175 million of Notes due 2013. These bonds bear interest at a fixed rate of 9.75%. The Notes have been guaranteed by all of the Company’s subsidiaries. The subsidiary guarantors are wholly-owned subsidiaries of the Company and the subsidiary guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. Additionally, the indenture for the Notes imposes a number of restrictions on the Company, including its ability to incur additional indebtedness, to make certain restrictive payments (including dividends to Holdings), to make certain asset dispositions, to incur additional liens and to enter into other significant transactions.

In 2009, our principal sources of funds are expected to be cash flows from operations. Subject to the risks previously described in the Risk Factors section, we believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months.

Debt Service. As of January 3, 2009, we had total indebtedness of $393.5 million and $38.7 million of borrowings available under our senior credit facilities and the Notes, subject to customary conditions. We had $4.0 million of letters of credit that reduced availability under the senior credit facilities. We also had $27.3 million of cash at January 3, 2009.

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

We and our subsidiaries, affiliates and significant shareholders and their affiliates may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Capital Expenditures. We anticipate that we will spend approximately $6.0 million on capital expenditures in fiscal 2009. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $140.1 million at January 3, 2009. We maintain sizable inventory in order to help secure our position as a critical link in the Industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak summer driving season, during which time our working capital tends to be reduced.

Distributions to Holdings. Our ability to make distributions to Holdings is limited by the restrictions contained within our Notes and the Credit Agreements. Holdings has no assets other than our equity, therefore Holdings’ payments on the Reliable Notes may be limited by the restrictions contained within our Notes and in the Credit Agreements. These limitations could result in a default by Holdings on the Reliable Notes, but would not result in a default of any or our indebtedness, nor would it give the holders of the Reliable Notes the right of acceleration or any additional right other than increased payment of “in kind” interest.

Acquisitions. As part of our business strategy, we will continue to look for acquisition opportunities to acquire smaller companies that have either key customer relationships or are in areas not currently well served by our existing distribution network. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisition, it could be material to our business and require us to incur additional debt under our Credit Agreements or otherwise. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

Off-Balance Sheet Arrangements. For the year ended January 3, 2009, the Company had no off-balance sheet arrangements.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of January 3, 2009.

	Payments Due by Period
(in millions)	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations (1)
Term Loan	$1.9	$3.4	$184.8	$—	$190.1
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	—	28.3	—	28.3
Capital leases	0.1	—	—	—	0.1
Operating lease obligations	6.9	7.8	4.4	4.2	23.3
Interest on indebtedness (2)	27.1	53.9	31.6	—	112.6

Total contractual cash obligations (3)	$36.0	$65.1	$424.1	$4.2	$529.4

(1)	The Company is contingently liable for certain advisory fees. See Item 13 “Certain Relationships and Related Transactions.”
(2)	Represents interest on the Notes and interest on the senior credit facility assuming LIBOR of 0.4%. Each increase or decrease in LIBOR of 100 basis points would result in an increase or decrease in annual interest expense on the senior credit facilities of $2.2 million assuming outstanding indebtedness of $218.5 million under our senior credit facilities.
(3)	The obligations above exclude $1.5 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with FIN 48. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all. See Note 9 to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

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

We adopted SFAS 157 for financial assets and financial liabilities as of the beginning of our 2008 fiscal year, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1. The adoption did not have a material impact on our financial position. The related guidance of FSP 157-2 is currently being evaluated to determine the potential impact that implementation will have on the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective beginning the first quarter of 2008, the Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.

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

On April 25, 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP No. FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP No. FAS 142-3 is effective, on a prospective basis (already defined), for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. The Company has not yet evaluated the impact, if any; this FSP will have on its consolidated financial statements.

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

Revenue Recognition. Revenue is recognized when title and risk of loss are transferred to the customer, which occurs upon receipt by the customer when shipped on company vehicles and upon shipment of the product to the customer when shipped via common carrier. Revenue includes selling price of the product, promotional items and fees and all shipping and handling costs paid by the customer. Revenue is reduced at the time of sale for estimated sales returns based on historical experience. We review sales returns and maintain a reserve for sales returns based on historical trends and other known factors. If returns were to increase, additional reserves could be required.

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

Inventories. We value our inventories on a lower of cost or market basis using an average cost methodology. Average costs reflect actual costs for inventory purchases less an estimate of rebates due from vendors primarily related to volume. Should the financial condition of our vendors deteriorate due to the current economic conditions, we may not be able to recognize the total amount of these vendor rebates. Accordingly, inventory values and cost of goods sold could vary if estimates of rebates differ from amounts actually received.

We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on our evaluation of levels of inventory that cannot be restocked or returned to vendors. If our evaluation is incorrect, we could be required to record larger reserves. For the year ended January 3, 2009, the Company recorded provisions for obsolete, excess and slow moving inventory of $2.0 million.

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

In accordance with the requirements of Financial Accounting No. 142, Goodwill and Intangible Assets, we evaluate our goodwill for impairment, at least annually, as of the end of the fiscal year. We may evaluate more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment review involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit (the “Reporting Unit Fair Value”) based on the average of the estimated fair values calculated using market values for comparable businesses (the “Market Approach”) and discounted cash flow projections (the “Income Approach”). The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit.

Under the Market Approach, the Company obtains publicly available trading multiples based on the enterprise value of companies in similar industries to our reporting units. The Company also reviews available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in these industries. Under the Income Method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include a growth assumption equal to an estimated long-term growth rate for the industry in which the segment operates. The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows. The discount rate is based on the average weighted-average cost of capital of companies in the industries deemed to be similar to those of our reporting units, for which information is available through various sources.

We would consider the carrying value of a reporting unit’s goodwill to be impaired if the carrying value of net assets assigned to the reporting unit is more than the Reporting Unit Fair Value. The resulting impairment charge is determined by calculating the implied fair value of goodwill through a hypothetical purchase price allocation of the Reporting Unit Fair Value and reducing the current carrying value of goodwill to the extent it exceeds the implied fair value of goodwill.

We observed a number of events/factors, many of which have been described in the “Risk Factors” section that occurred during the fourth quarter of our 2008 fiscal year which resulted in significant reductions in our expectations of future profitability and cash flows for the Company. The Company’s business remained stable in the first and second quarter of 2008 with only slight decreases in sales of 1.6 percent and 3.9 percent, respectively. Meanwhile, gross margins as a percent of sales increased in each of the first two quarters. In the third quarter, the Company began to see an acceleration of sales declines. While sales for the third quarter were down 11.7 percent, gross margins as a percent of sales remained at levels which exceeded those from the previous year. The Company believed and continues to believe that at this point no event or change in circumstance had occurred which would indicate that the carrying amount of the goodwill would not have been recoverable.

During the fourth quarter of 2008, the Company began to experience decreases in sales of 15.1 percent coupled with a small decline in gross margins as a percent of sales. These factors lead to a decrease in gross profit for the quarter. During the fourth quarter, the Company experienced an increase in the number of customers that were unable to pay the balance of their receivable accounts with the Company due to their financial distress. Also during the fourth quarter, the Company performed its annual forecasting process for the following fiscal year. Financial markets experienced serious disruption during the fourth quarter, including significantly diminished liquidity, fluctuations in interest rates, and a reduction in the availability of credit in general, consumer credit, and a general weakening of consumer confidence. Concurrently, economic weakness accelerated globally. Due to these general economic factors, combined with the factors indicated above, the Company determined that it was appropriate to assume similar results for projections for the following fiscal year. Information developed through this process and the general economic conditions indicated that the Company’s expectations for the profitability and cash flow for the 2009 fiscal year was significantly lower than had been previously expected. In addition to the events which occurred during the fourth quarter 2008, early in 2009, Moody’s Investor Service downgraded the Company’s credit rating. These adverse changes in the Company’s expected operating results, cash flows and unfavorable changes in market conditions and other economic factors resulted in the Company’s determination that an event or change in circumstances had occurred during the fourth quarter which indicated that the carrying amount of the goodwill may not be recoverable.

In accordance with our policy, as of the end of fiscal year 2008 the Company performed the first step of the of the SFAS No. 142 analysis for both the Distribution and Retail segments, our two reporting units. The Reporting Unit Fair Value were determined based on the method described above. The Distribution segment analysis indicated that the carrying value of the reporting unit’s net assets was in excess of fair value resulting from lower projections of near-term and long-term future cash flows. Such projections were influenced by a combination of factors including a decrease in consumer spending on discretionary items driven by fluctuations in gasoline prices, general economic uncertainty, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the market place. Unprecedented turmoil and volatility in the financial markets has also impacted the auto industry as a whole, from vehicle manufacturers, to suppliers and customers. The Company performed the second step analysis, determined that impairment had occurred and, accordingly, recorded an impairment charge of $214.9 million at January 3, 2009.

The Retail segment analysis also indicated that the carrying value of the reporting unit’s net assets was in excess of fair value resulting from lower projections of near-term and long-term future cash flows resulting from the same factors described in the Distribution segment analysis above. The Company performed the second step analysis, determined that impairment had occurred and, accordingly, recorded an impairment charge of $4.0 million at January 3, 2009. During the fourth quarter 2007, The Company performed the first step of the SFAS No. 142 analysis for the Retail segment. The analysis indicated that the carrying value was in excess of fair value resulting from lower projections of near-term and long-term future cash flows due to weakening market conditions and increased competitive pressures. The Company performed the second step analysis and determined that impairment had occurred. Accordingly, the Company recorded a one-time impairment charge related to goodwill of $9.6 million.

After the fiscal 2008 impairment charge, no goodwill remains related to either the Distribution or Retail segments.

The valuation of intangible assets with a definite life requires significant judgment based on short-term and long-term projections of operations. Assumptions supporting the estimated future cash flows include profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, discount rates, and terminal growth rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS No. 144. Under SFAS No. 144, the Company’s long-lived assets and liabilities are grouped at the lowest level for which there is identifiable cash flow. The Company determined that, based on the organizational structure and the information that is provided to and reviewed by management, its long-lived asset groups consist of trade names for the Distribution and Retail segments, and vendor agreements and customer relationships for the Distribution segment. Long-lived assets, including intangible assets with a definite life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows, then an impairment charge is determined by comparing the carrying value of the asset to its fair value, based on discounted cash flows. If the carrying value is greater than the fair value, an impairment charge is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, the Company will accelerate depreciation to match the revised useful life of the asset.

The National Bureau of Economic Research officially declared that the U.S entered into a recession in December 2007. Over the succeeding 12 months the number of home foreclosures has increased to record levels. The number of jobless claims has continued to increase during the year. Financial markets have also experienced serious disruption during the fourth quarter, including significantly diminished liquidity, fluctuations in interest rates, and a reduction in the availability of credit in general, consumer credit, and a general weakening of consumer confidence. Concurrently, economic weakness accelerated globally. The Company determined that the changes in the economic climate during the fourth quarter of 2008, qualified as an event indicating that the carrying amount of the long-lived assets may not be recoverable. Accordingly, as of the end of fiscal year 2008 the Company performed the test required in the first step of SFAS No. 144. Under SFAS No. 144, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets groups and their eventual disposal and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset groups. The cash flow period was based on the remaining useful lives of the asset group which ranged from 15 to 30 years. The analysis indicated that the carrying value of the long-lived assets was recoverable when the calculation of the implied fair value of the undiscounted cash flows of the long-lived asset groups were compared to the carrying value of the long-lived asset groups. Accordingly, the Company determined that no impairment had occurred and that no adjustment was required. The Company also determined that no acceleration of depreciation was required.

Insurance-Related Liabilities. We carry a deductible for workers’ compensation, automotive liability and general liability claims, up to a certain level. As a result, we are required to estimate the amount of reserves required for both reported claims and claims incurred but not reported. The estimation of the amount of reserves required, performed in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, involves significant management judgment.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance our debt and replace the Company’s existing senior secured credit agreement. As of January 3, 2009, the Company had $190.2 million in debt outstanding on the Term Loan and the Revolver was drawn to an outstanding balance of $28.3 million. The interest rate on the $175 million Notes is fixed at 9.75%. As of January 3, 2009, our exposure to changes in interest rates is related to our Term Loan of $218.5 million which provides for quarterly principal and interest payments that vary between one to three months at LIBOR plus 350 basis points and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point increase or decrease in LIBOR would result in an approximately $2.2 million increase or decrease, respectively, to interest expense.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

The financial statements are listed in Part IV, Item 15 of this Annual Report on Form 10-K.

Supplementary Data (Unaudited)

The table below sets forth selected quarterly financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the results for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter of the Fiscal Year		Second Quarter of the Fiscal Year		Third Quarter of the Fiscal Year		Fourth Quarter of the Fiscal Year
(in thousands)	2007	2008	2007	2008	2007	2008	2007	2008
Net Sales	$146,250	$143,894	$172,633	$165,818	$154,304	$136,259	$141,680	$120,310
Gross Profit	44,890	46,446	52,640	52,274	46,467	41,982	43,675	35,817
Income from Operations:
(income before income taxes, interest expense)	2,036	4,422	10,662	9,662	5,506	973	(8,179)	(225,654)
Income (loss) before income taxes	(13,608)	(4,483)	979	1,556	(4,068)	(7,160)	(17,262)	(234,408)
Net Income (loss)	(8,496)	(2,781)	761	1,277	(2,956)	(5,364)	(16,368)	(199,029)

During the fourth quarter of the fiscal year 2008, the Company recorded a one-time impairment charge related to goodwill of $218.9 million. During the fourth quarter 2007, the Company recorded a one-time impairment charge related to goodwill of $9.6 million.

In the first quarter of 2007, the Company wrote-off approximately $6.1 million of deferred financing costs associated with the extinguishment of debt existing at December 30, 2006.

In the fourth quarter of 2007, the Company identified errors of a cumulative $0.7 million ($0.5 million net of tax) understatement of its selling, general and administrative expense for the years ended December 29, 2007 and December 30, 2006. The errors were related to the method used in calculating the compensation cost related to stock-based compensation. The Company corrected these errors in the fourth quarter of 2007, which had the effect of increasing selling, general and administrative expense by $0.7 million, increasing the income tax benefit by $0.2 million and increasing net loss by $0.5 million.

Report of Management

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating (1) the design of procedures to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others and (2) the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

b) Changes in Internal Control Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, executive officers and other key employees are as follows:

Name	Age	Position
Edward Orzetti	43	Chief Executive Officer, President and Director
Stuart Gleichenhaus	51	Interim Chief Financial Officer
Murthy Sathya	45	Vice President, Category Management
Anthony Fordiani	62	Executive Vice President, Fulfillment
Patrick Judge	63	Executive Vice President, Secretary and Compliance Officer
Paul Edgerley	53	Director
Blair Hendrix	44	Director
Seth Meisel	36	Director
Stephen Zide	49	Director
Gabriel Gomez	43	Director

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

Stuart Gleichenhaus joined us in 2008 to serve as the Interim Chief Financial Officer. Mr. Gleichenhaus is currently a Senior Managing Director of FTI Palladium Partners. Mr. Gleichenhaus has over twenty five years of experience in finance-based roles in a number of different industries; including serving as a Managing Director of Ernst & Young Corporate Finance, LLC and its predecessors from 2001 through 2004. Mr. Gleichenhaus was employed by EaglePicher, Inc. serving in various positions including Chief Development Officer, Chief Restructuring Officer, and Interim Chairman of the Board, President & Chief Executive Officer during its Chapter 11 Reorganization from 2005 through 2006. In 2007 he joined FTI Palladium Partners as a Senior Managing Director. In that role he has been Principal Financial Representative to IOS Europe for IOS, LLC, and the Interim Chief Financial Officer of Lineage Power Corporation.

Murthy Sathya joined us in 2007 as Vice President of Category Management. Prior to joining us, between 2004 and 2007, he was employed by VWR as General Manager, India Operations and Vice President of Global Sourcing. Before joining VWR, from 2000 to 2004, he was Managing Director, Textron Global Technology Center and Vice President of Sourcing, India for Textron, Inc. Mr. Sathya began his career in Production Management with Motor Industries Co. a subsidiary of Robert Bosch GmbH.

Anthony Fordiani joined us in 1972 and currently serves as Executive Vice President of Fulfillment, where he is responsible for company-wide delivery logistics, including route planning and monitoring, truck acquisition and maintenance and driver management. Prior to holding this position, Mr. Fordiani managed our human resources and operational accounting.

Patrick Judge joined us in 1972 and became Executive Vice President, Secretary in 1998. He currently serves as our Compliance Officer and has held various positions, including general manager of A&A Auto Parts. He began his career with us as a manager of an A&A Auto Parts store. Mr. Judge is currently involved in all core business operations, including overseeing compliance, insurance, legal, real estate, and risk management.

Paul Edgerley became a director of our company upon consummation of the Transaction. Mr. Edgerley joined Bain Capital in 1988 and has been a Managing Director since 1990. Prior to joining Bain Capital, Mr. Edgerley spent five years at Bain & Company where he worked as a consultant and manager in the healthcare, information services, retail and automobile industries. Previously, Mr. Edgerley, a certified public accountant, worked at Peat Marwick Mitchell & Company. Currently, Mr. Edgerley sits on the Board of Directors of The Boston Celtics, Steel Dynamics Inc., HD Supply, Mei Conlux, Inc., Sensata Tech B.V., and Suntelephone.

Blair Hendrix became a director of our company in 2004. Mr. Hendrix is a Managing Director at Bain Capital. Prior to joining Bain Capital in 2000, Mr. Hendrix was an Executive Vice President and Chief Operating Officer of DigiTrace, Inc. and was a management consultant at Corporate Decisions, Inc. (now Mercer Management Consulting). Mr. Hendrix also serves on the Board of Directors of Clear Channel Communications Inc. and Clear Channel Outdoor Holdings Inc.

Seth Meisel became a director of our company in 2005. Mr. Meisel is a Principal at Bain Capital. Prior to joining Bain Capital in 1999, Mr. Meisel worked as a consultant and manager at Mercer Management Consulting in the industrial, financial services and retail industries. Mr. Meisel also serves on the Board of Directors of Broder Bros., Co. and Unisource Worldwide Inc.

Stephen Zide became a director of our company upon consummation of the Transaction. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Broder Bros., Co., Innophos, Inc., HD Supply, Inc. Edcon Holdings (Pty) Limited, Sensata Tech, B.V., and the Weather Channel.

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

Code of Ethics

A copy of our code of ethics (Keystone Automotive Operations, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior officers is attached as Exhibit 14.1 to the Keystone Automotive Operations 10-K for the year ended January 3, 2009.

Item 11.	Executive Compensation

General Philosophy and Objectives of the Compensation Programs

Keystone’s objective is to provide competitive executive compensation that is commensurate with both the role and qualifications of the incumbent and is sufficiently competitive to allow the Company to attract and retain high-quality management talent.

Keystone’s compensation philosophy for all management, including the CEO, is to provide a balance of base salary, short-term incentive opportunities tied to achievement of specific corporate performance goals, and for a group of management members (spanning manager through EVP ranks), a long-term incentive award to promote retention during longer term Company evolution and financial performance. In 2008, the annual short-term incentive program has two gates that determine individual participant awards. First, the overall company performance determines percentage of the bonus pool that will be available for disbursement. The Board makes this determination based on agreed upon corporate financial performance and achievement of certain strategic and operating objectives. The Board approved performance assessment determines the pool available for distribution. The funds are disbursed based on a combination of the target bonus percent for the plan participant and their individual performance against their goals during the year. This is determined by a formal year-end Talent Review Process (i.e., performance review process). In each instance, it is a combination of overall and individual performance that determines the amount of the award.

Compensation Committee Process

The Compensation Committee of the Board of Directors has responsibility for approving all compensation and short/long-term awards to executive officers and the senior leadership of the Company, which includes the chief executive officer and chief financial officer as well as all vice president-level management members. In addition, the Compensation Committee reviews and approves all stock option grants, annual bonus plans, year-end plan pay-out recommendations, and recommended revisions to the compensation or bonus plans.

The Compensation Committee is responsible for implementing the compensation philosophy, which aims to ensure that the interests of the shareholders, associates and good business practice are all observed.

With respect to stock option grants, the Compensation Committee is involved in determining awards for the CEO and senior leadership team (the senior employees reporting directly to the CEO, including the individuals named in the Summary Compensation Table (the “Named Executive Officers”)). Generally, stock options are granted twice per fiscal year by the Board of Directors, and the date of hire determines the vesting date. Usually the review process is focused on internal management associates to recognize their contributions to the Company through stock option awards. Participation in the plan is limited to a select group of participants.

The Compensation Committee includes: Blair Hendrix, Operating Partner, Bain Capital; Stephen Zide, Managing Director, Bain Capital; and Edward Orzetti, CEO Keystone Automotive. Deborah Branden, Vice President, Human Resources, Keystone Automotive also participates in meetings of the Compensation Committee. The Compensation Committee confers informally on a regular basis and convenes formally twice per year. The directors that are members of the Compensation Committee do not meet the standards of independence based on the definition of independent directors set forth in Rule 4200(a) (15) of the NASDAQ Marketplace rules.

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

Compensation Design and Elements

Annual Salary

Keystone generally seeks to maintain fixed pay (annual salary) as a competitively neutral compensation element and to use variable pay (short and long-term bonus plans) to attract the most highly qualified executives to key roles. Annual salaries for key executives are tested at the time of hire among the candidate pool and a decision regarding the salary is then based on the hiring market and the individual’s current salary, role, impact potential and experience base. This approach allows Keystone to attract needed talent and then to motivate the performance it seeks.

Performance Based Short-Term Incentive Plan

The short-term incentive plan is specifically designed to drive leadership performance. It is a tiered plan and reflects varying levels of management participation. Annual awards are recommended by the CEO and reviewed and approved by the Compensation Committee and Board of Directors, which review actual results at year-end with the CEO and CFO to determine goal attainment and performance. The participation formula for Named Executive Officers is 80% based on the Company’s financial performance and achievement of certain strategic and operating objectives as approved by the Board and 20% based on individual performance.

Long-Term Equity Compensation

The long-term incentive plan (Executive Stock Option Plan) provides Board-approved management members with options to purchase shares of Holdings’ authorized but unissued Class A and Class L common stock. At the time of grant approval, usually the first Compensation Committee/Board meeting after hire, a five-year vesting schedule, providing for annual 20% vesting, is established for the award. Plan participation is determined and awarded at the time of hire and does not provide annual award grants.

Other Compensation

Non-cash perquisites are provided through employment agreements to certain executives (including life and health insurance coverage, club memberships and car allowances) as detailed in the narrative accompanying the Summary Compensation Table. Keystone provides a defined contribution 401(k) retirement savings plan in lieu of a defined benefit pension plan.

Report of the Compensation Committee

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended January 3, 2009.

Submitted by:

Stephen Zide, Chairman

Blair Hendrix

Edward Orzetti

Members of the Committee

Impact of Performance on Compensation

In 2006, Keystone introduced a Talent Review Process (TRP) that incorporates goal setting, performance review and succession planning. The TRP was initially introduced to the top tier of management, including the NEOs, in 2006 and 2007, and was extended to the next level of management in late 2007. The performance results documented as a result of this process serve as the basis for short-term incentive awards for the individuals being reviewed. Cascade of the process to the next levels of the organization occurred during 2008.

To date, material compensation decreases or increases have not been a factor in compensation plan administration.

Summary Compensation Table

The following table summarizes the total compensation paid to, earned by or awarded to the top six (6) most highly paid executive officers in Keystone for the fiscal year 2008(1). This group includes the CEO, Interim CFO, former CFO and the next three most highly compensated executives (the “Named Executive Officers” (NEOs)).

Name and Principal Position	Year	Salary	Bonus(2)	Stock Awards	Option Awards(3)	All Other Compensation		Total
Edward Orzetti	2008	$539,423	$330,000	$503,727	$—	$49,617	(4)	$1,422,767
Chief Executive Officer and	2007	560,577	330,000	—	—	38,434	(4)	929,011
President	2006	461,469	—	—	2,602,203	22,464	(4)	3,086,136

Stuart Gleichenhaus	2008	—	—	—	—	—		—
Interim Chief Financial Officer	2007	—	—	—	—	—		—
	2006	—	—	—	—	—		—

Donald Grimes	2008	148,750	—	—	—	6,232	(5)	154,982
Former Executive Vice President and	2007	306,250	200,000	—	—	265,791	(5)	772,041
Chief Financial Officer	2006	—	—	—	—	—		—

Murthy Sathya	2008	225,519	36,000	—	314,280	42,961	(6)	606,700
Vice President, Category Management	2007	60,577	13,500	—	—	17,274	(6)	91,351
	2006	—	—	—	—	-	(6)	—

Anthony Fordiani	2008	218,808	35,000	—	37,259	34,049	(7)	323,687
Executive Vice President, Fulfillment	2007	212,429	60,000	—	—	38,861	(7)	311,290
	2006	196,797	46,340	—	—	28,984	(7)	272,121

Patrick Judge	2008	215,904	34,500	—	—	41,103	(8)	291,507
Executive Vice President, Secretary	2007	217,293	60,000	—	—	43,058	(8)	320,351
and Compliance Officer	2006	213,665	29,349	—	—	33,200	(8)	276,214

Table Notes:

(1)	The Company does not provide Stock Awards, Non-Equity Incentive Plan Compensation, Pensions, or Nonqualified Deferred Compensation Earnings.

(2)	Bonus: This bonus category represents a discretionary bonus for 2008 paid in 2009.
(3)	Option Awards: Represents stock option awards to newly hired NEOs and former executives. The Company used the Black-Scholes option pricing model and a Monte Carlo lattice option pricing model to determine the fair value of the awards.
(4)	All Other Compensation for Mr. Orzetti represents insurances (life and health), car allowance, gas card allowance and 401(k) match for 2008, 2007 and 2006. 2007 also includes a club membership.
(5)	All Other Compensation for Mr. Grimes represents car allowance, gas card allowance, and a 401(k) match.
(6)	All Other Compensation for Mr. Sathya represents gas card allowance, a 401(k) match and life insurance.
(7)	All Other Compensation for Mr. Fordiani represents health and life insurance, car allowance, gas card allowance and 401(k) match for 2008, 2007 and 2006.
(8)	All Other Compensation for Mr. Judge represents health and life insurance, car allowance, gas card allowance, and 401(k) match for 2008, 2007 and 2006; 2007 and 2006 also include a club membership

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

On July 2, 2008 the Company entered into an engagement contract (the “Engagement Contract”) with FTI Palladium Partners, the Interim management practices of FTI Consulting, Inc., pursuant to which, among other things, Mr. Gleichenhaus, a senior managing director of FTI Palladium Partners, will act as the interim Chief Financial Officer of the Company. The Engagement Contract may be terminated by either Keystone or FTI at any time on at least five (5) business days prior written notice to the other party.

On September 18, 2007, Mr. Sathya joined the company. He is eligible to receive an annual bonus at a target level of 40% of his base salary.

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

On February 26, 2009, subsequent to the Company’s fiscal year end, Richard S. Paradise entered into an employment agreement in connection with Mr. Paradise’s appointment as Financial Senior Vice President, and his future appointment as Chief Financial Officer and Executive Vice President, of Holdings and the Company. Pursuant to the agreement, Mr. Paradise will serve as Financial Senior Vice President of Holdings until April 6, 2009, at which time he will be appointed as Chief Financial Officer and Executive Vice President. Holdings’ Interim Chief Financial Officer, Stuart B. Gleichenhaus, will resign at that time. The Agreement provides that Mr. Paradise will receive a base salary, the amount of which shall be subject to review by Holdings’ board of directors on an annual basis. Under the terms of the Agreement, following each year during the term of his employment, Mr. Paradise will be eligible to receive an annual bonus to be determined by the board of directors of Holdings, with the bonus amount targeted at 70% of his base salary. Actual bonus payments will be based upon his performance and Holdings’ achievement of operating targets established by the board of directors of Holdings in consultation with Mr. Paradise.

Grants of Plan Based Awards Table

Name	Grant Date	Class A or L	All Other Stock Awards: Number of Shares of Stock or Units(1) #	Exercise or Base Price of Option Awards(2) ($/Sh)	Grant Date Fair Value
Edward Orzetti(3)	3/21/2008	A	540,000	$1.6790	$100,740
	3/21/2008	L	60,000	15.11	906,660

Table Notes:

(1)	Reflects current year grants of options to purchase shares of Holdings’ authorized but un-issued Class A and Class L common stock. A five (5) year vesting schedule, providing for annual 20% vesting, underlies the awards. The date of hire determines the vesting date. The Company used the Black-Scholes option pricing model and a Monte Carlo lattice model to determine the fair value of the awards.
(2)	In the event of a sale of the Company, the options will immediately become exercisable.
(3)	On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with Mr. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, which we collectively refer to as the “restricted stock,” subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the restricted stock vests on October 31, 2008 and the remaining fifty percent (50%) vests on June 30, 2010, if Mr. Orzetti is continuously employed by the Company or a subsidiary through such dates, subject to earlier vesting upon certain events, including a Sale of the Company (as defined in the Restricted Stock Agreement). If Mr. Orzetti’s employment with the Company is terminated, he will forfeit any unvested shares of restricted stock. Mr. Orzetti has full voting rights with respect to the shares of restricted stock, but until the shares vest he may not transfer any of the shares and the Company will retain physical custody of the certificates for the shares. In addition, prior to vesting, any dividends to which the shares of restricted stock are entitled will be accumulated and held by the Company subject to the same restrictions as the underlying shares.

The Company does not have non-equity incentive plan awards, equity incentive plan awards or stock awards.

Outstanding Equity Awards at Fiscal Year End

		Option Awards
Name	Class A or Class L	Number of Securities Underlying Unexercised Options Exercisable #	Number of Securities Underlying Unexercised Options Unexercisable #	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date
Edward Orzetti	A(1)	1,469,603	2,204,404		0.7044	2016
	L(1)	163,289	244,934		21.20	2016

Stuart Gleichenhaus		—	—

Donald Grimes		—	—

Murthy Sathya	A(2)	162,000	648,000		0.19	2018
	L(2)	18,000	72,000		15.75	2018

Anthony Fordiani	A(3)	135,158	33,790		0.19	2013
	A(3)	142,272	35,568		0.39	2013
	A(3)	149,760	37,440		0.58	2013
	L(3)	15,018	3,754		15.75	2013
	L(3)	15,808	3,952		31.50	2013
	L(3)	16,640	4,160		47.25	2013
	A(2)	19,202	76,810		0.19	2018
	L(2)	2,134	8,534		15.75	2018

Patrick Judge	A(3)	228,951	—		0.19	2013
	A(3)	240,993	—		0.39	2013
	A(3)	253,683	—		0.58	2013
	L(3)	25,439	—		15.75	2013
	L(3)	26,777	—		31.50	2013
	L(3)	28,187	—		47.25	2013
	A(2)	—	45,000		0.19	2018
	L(2)	—	5,000		15.75	2018

Options have a five year vesting schedule, providing for annual 20% vesting.

Table Notes:

(1)	The options were issued in 2006 and vesting occurs 20% annually through 2011.
(2)	The options were issued in 2008 and vesting occurs 20% annually through 2013.
(3)	The options were issued in 2003 and became fully vested in 2008.

Option Exercises and Stock Vested

		Option Awards		Stock Awards
Name	Class A or Class L	Number of Shares Acquired on Exercise #	Value Realized on Exercise $	Number of Shares Acquired on Vesting #	Value Realized on Vesting $
Edward Orzetti	A	—	—	270,000	55,970
	L	—	—	30,000	447,757

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

Severance benefits provided to senior leaders, including medical benefits, are determined at the discretion of the CEO and Compensation Committee. If a leader is terminated for cause (for example: criminal activity, violation of non-compete or confidentiality obligations or gross negligence in the fulfillment of his or her responsibilities), there will be no severance benefits paid to the individual.

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

Holdings owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings’ common stock as of March 30, 2009 by: (i) each person or entity who owns of record or beneficially 5% or more of any class of Holdings’ voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Keystone Automotive Operations, Inc., 44 Tunkhannock Avenue, Exeter, Pennsylvania 18643.

	Shares Beneficially Owned (1)
	Class A Common Stock		Class L Common Stock (2)
Name	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Principal Shareholders:
Bain Capital Fund VII, L.P. and related entities (3)	70,482,857	72.2%	7,831,429	72.2%
Advent International Corporation (4)	10,285,715	10.5	1,142,858	10.5
Bear Stearns Merchant Capital II, L.P. (5)	5,142,857	5.3	571,429	5.3
Named Executive Officers and Directors:
Murthy Sathya (6)	162,000	*	18,000	*
Paul Edgerley (7)	—	—	—	—
Anthony Fordiani (8)	810,333	*	90,037	*
Donald Grimes (9)	—	—	—	—
Blair Hendrix (10)	—	—	—	—
Patrick Judge (11)	1,392,198	1.4	154,689	1.4
Seth Meisel (12)	—	—	—	—
Edward Orzetti (13)	1,733,603	1.8	193,289	1.8
Gabriel Gomez (14)	—	—	—	—
Stephen Zide (15)	—	—	—	—
Executive Officers and Directors as a group:
(9 Persons)	4,098,134	4.2	456,015	4.2

*	Represents less than 1%.
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.
(2)	The Class L common stock is the same as the Class A common stock, except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

(3)	These shares are held by Bain Capital Fund VII, LLC (“BCF VII”), Bain Capital VII Coinvestment Fund, LLC (“BC Co-Invest”), BCIP Associates III, LLC (“BCIP III”), BCIP T Associates III, LLC (“BCIPT III”), BCIP Associates III-B, LLC (“BCIP III-B”), BCIP T Associates III-B, LLC (“BCIPT III-B”), Sankaty High Yield Partners II, L.P. (“Sankaty II”), Sankaty High Yield Partners III, L.P. (“Sankaty III”) and, together with BCF VII, BC Co-Invest, BCIP III, BCIPT III, BCIP III-B, BCIPT III-B and Sankaty II, the “Bain Entities”). The address of the Bain Entities is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(4)	These shares are held by Global Private Equity IV Limited Partnership (“Global IV”), Advent Partners II Limited Partnership (“Advent II”) and Advent Partners GPE-IV Limited Partnership (“Advent GPE” and, together with Global IV and Advent II, the “Advent Entities”). Advent International Corporation serves as manager of the Advent Entities and exercises sole voting and investment power over these shares. The address of the Advent Entities is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.
(5)	These shares are held by Bear Stearns Merchant Banking Partners II, L.P. (“BSMBP II”), Bear Stearns Merchant Banking Investors II, L.P. (“BSMBI II”), Bear Stearns MB-PSERS II, L.P. (“BS MB-PSERS”), The BSC Employee Fund III, L.P. (“BSC Employee Fund III”), and BSC Employee Fund IV, L.P. (“BSC Employee Fund IV” and, together with BSMBP II, BSMBI II, BS MB-PSERS and BSC Employee Fund III, the “Bear Stearns Entities”). Bear Stearns Merchant Capital II, L.P. is the general partner of each of the Bear Stearns Entities and exercises voting and investment control over the shares held by the Bear Stearns Entities. The address of the Bear Stearns Entities is c/o The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179.
(6)	Includes 144,000 shares of Class A common stock and 16,000 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.
(7)	Mr. Edgerley is a member and Managing Director of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Edgerley or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Edgerley is also a limited partner of BCP VII. In such capacities, Mr. Edgerley may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Edgerley disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Edgerley’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(8)	Includes 553,190 shares of Class A common stock and 61,466 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.
(9)	Mr. Grimes resigned effective May 23, 2008.
(10)	Mr. Hendrix is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Hendrix or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Hendrix is also a limited partner of BCP VII. In such capacities, Mr. Hendrix may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Hendrix disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Hendrix’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(11)	Includes 723,627 shares of Class A common stock and 80,403 shares of Class L common stock not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.
(12)	Mr. Meisel is a Principal of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Meisel or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Meisel is also a limited partner of BCP VII. In such capacities, Mr. Meisel may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Meisel disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Meisel’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(14)	Mr. Gomez is a Principal of Advent International Corporation and disclaims beneficial ownership of all shares held by the Advent Entities. Mr. Gomez’s address is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.
(15)	Mr. Zide is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Zide or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Zide is also a limited partner of BCP VII. In such capacities, Mr. Zide may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Zide disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Zide’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In exchange for these services, Bain Capital will receive:

•

an annual advisory services fee of $1.5 million through 2006 and, subject to the terms of the credit agreement governing the senior credit facilities, $3.0 million for each year thereafter, plus reasonable out-of-pocket fees and expenses; however, Bain Capital shall only be entitled to this advisory services fee in any given year to the extent that our Consolidated Adjusted EBITDA, as defined in the credit agreement, for that year would be greater than $52.7 million, after reducing such Consolidated Adjusted EBITDA by the amount of the fee (for example, if Consolidated Adjusted EBITDA were $53.7 million in a given year, Bain Capital would only be entitled to a $1.0 million advisory services fee for such year); The restriction on achieving minimum Adjusted EBITA lapsed following the 2007 fiscal year. For 2008 through 2013, the annual advisory fee is $3.0 million plus reasonable out of pocket fees and expenses;

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

Board of Directors

The board is currently composed of 6 directors, none of which is likely to qualify as an independent director based on the definition of independent director set forth in Rule 4200(a) (15) of the NASDAQ Marketplace rules. Because affiliates of Bain Capital own more than 50% of the voting common stock of Holdings, we would be a “controlled company” within the meaning of Rule 4350(c) (5) of the NASDAQ Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The NASDAQ Stock Market LLC, including the requirements that the board of directors be composed of a majority of independent directors.

Item 14.	Principal Accountant Fees and Services

Audit and Audit-Related Fees

Aggregate fees recognized by the Company during the fiscal years ending January 3, 2009 and December 29, 2007 by its Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, are set forth below. The Audit Committee of the Company’s Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountants’ independence.

	2007	2008
Audit Fees (1)	$535,115	$535,550
Audit-Related Fees (2)	25,600	222,725
Tax Fees	—	—
All Other Fees (3)	1,500	1,500

Total aggregate fees billed	$562,215	$759,775

(1)	Includes fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and the review of financial statements, including the Company’s SEC filings. The fees are for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory or regulatory filings or engagements.
(2)	Includes fees for special and non-recurring projects related to the acquisition of inventory and certain other operating assets of Arrow and Sarbanes-Oxley Section 404.
(3)	Includes fees for the following software: Accounting, Auditing and Reporting Library.

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

All services provided by PricewaterhouseCoopers LLP in fiscal 2008 were pre-approved by the Audit Committee.

Our Audit Committee also has approved the licensing of the PricewaterhouseCoopers on-line library of financial reporting and assurance literature for compliance with Section 202 of the Sarbanes-Oxley Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

The following financial statements are included in Item 8:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of January 3, 2009 and December 30, 2007

(iii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended January 3, 2009, Year Ended December 29, 2007 and Year Ended December 30, 2006.

(iv)	Consolidated Statements of Changes in Shareholder’s Equity for the Year Ended January 3, 2009, Year Ended December 29, 2007 and Year Ended December 30, 2006.

(v)	Consolidated Statements of Cash Flows for the Year Ended January 3, 2009, Year Ended December 29, 2007 and Year Ended December 30, 2006.

(vi)	Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Exhibit

2.1	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Attilla A. Kovach, Melinda R. Kovach, Laszlo A. Kovach and Blacksmith Distributing, Inc., incorporated by reference to Exhibit 2.1 to the Form 10-K filed on March 30, 2006.

2.2	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Robert L. Price, Gregory W. Doyle, Daniel E. Richardson, CID Mezzanine Capital, L.P. and Reliable Investments, Inc., incorporated by reference to Exhibit 2.2 to the Form 10-K filed on March 30, 2006.

2.3	Agreement and Plan of Merger by and among Keystone Automotive Distributors Inc. and Keystone Automotive Distributors Company, LLC, dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

3.1	Amended and Restated Articles of Incorporation of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4 filed on January 27, 2004.

3.1a	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1a to the Form S-4 filed on January 27, 2004.

3.1b	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1b to the Form S-4 filed on January 27, 2004.

3.1c	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1c to the Form S-4 filed on January 27, 2004.

3.2	By-laws of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.11 to the Form S-4 filed on January 27, 2004.

3.3	Limited Liability Company Certificate of Formation of Keystone Automotive Distributors Company, LLC, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

3.4	Operating Agreement of Keystone Automotive Distributors Company, LLC, dated as of January 27, 2006, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

4.1	Indenture dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the Guarantors party thereto and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Form S-4 filed on January 27, 2004.

4.2	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the subsidiaries of the Company party thereto, Banc of America Securities LLC and UBS Securities LLC, incorporated by reference to Exhibit 4.2 to the Form S-4 filed on January 27, 2004.

4.3	Supplemental Indenture dated as of February 10, 2006 by and among Keystone Automotive Operations, Inc., Keystone Automotive Distributors Company, LLC, and The Bank of New York, as Trustee incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

10.1	Stockholders Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the stockholders party thereto, incorporated by reference to Exhibit 10.5 to the Form S-4 filed on January 27, 2004.

10.2	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the Stockholders party thereto, incorporated by reference to Exhibit 10.6 to the Form S-4 filed on January 27, 2004.

10.3	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Patrick Judge, incorporated by reference to Exhibit 10.9 to the Form S-4 filed on January 27, 2004.

10.4	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Richard Piontkowski, incorporated by reference to Exhibit 10.10 to the Form S-4 filed on January 27, 2004.

10.5	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Anthony Fordiani, incorporated by reference to Exhibit 10.12 to the Form 10-K filed on April 1, 2005.

10.6	Employment Agreement dated as of February 20, 2006 by and between Keystone Automotive Holdings, Inc. and Edward H. Orzetti, incorporated by reference to Exhibit 10.142 to the Form 10-K filed on March 30, 2006.

10.7	Separation Agreement dated as of March 14, 2007 by and between Keystone Automotive Holdings, Inc. and Bryant P. Bynum, incorporated by reference to Exhibit 10.143 to the Form 10-K filed on March 29, 2007.

10.8	2003 Executive Stock Option Plan of Keystone Automotive Holdings, Inc., incorporated by reference to Exhibit 10.13 to the Form S-4 filed on January 27, 2004.

10.9	Advisory Agreement dated as of October 30, 2003 by and between Keystone Automotive Operations, Inc. and Bain Capital, LLC, incorporated by reference to Exhibit 10.14 to the Form S-4 filed on January 27, 2004.

10.10	Advisory Agreement dated as of October 30, 2003, by and between Keystone Automotive Operations, Inc. and Advent International Corporation, incorporated by reference to Exhibit 10.15 to the Form S-4 filed on January 27, 2004.

10.11	Contribution Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Merger Sub, Inc., and the Contributors named therein, incorporated by reference to Exhibit 10.16 to the Form S-4 filed on January 27, 2004.

10.12	Lease agreement dated as of July 7, 1999 by and between Prime Investments, Inc. and Keystone Automotive Operations Midwest, Inc. for the lease of warehouse space in Kansas City, Kansas, incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 1, 2005.

10.13	Security Agreement Supplement dated as of February 24, 2006, between Keystone Automotive Distributors Company, LLC and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

10.14	Option Agreement dated as of June 30, 2006 by and between Keystone Automotive Holdings, Inc. and Edward Orzetti, incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 8-K/A filed on August 10, 2006.

10.15	Term Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., the Lenders party thereto and Bank of America, N.A. incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 8-K filed on January 18, 2007.

10.16	Revolving Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., the Lenders party thereto and Bank of America, N.A. incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 8-K filed on January 18, 2007.

10.17	Employment Agreement dated as of April 2, 2007, by and between Keystone Automotive Holdings, Inc. and Donald T. Grimes, incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 8-K filed on April 20, 2007.

10.18	Restricted Stock Agreement dated as of March 27, 2008 by and between Keystone Automotive Holdings, Inc. and Edward Orzetti incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on March 28, 2008.

10.19	Letter Agreement signed July 2, 2008 by and between Keystone Automotive Operations, Inc. and FTI Palladium Partners, a division of FTI Consulting, Inc., for services including those of Stuart B. Gleichenhaus to serve as interim Chief Financial Officer of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed on August 11, 2008.

10.20	Asset Purchase Agreement, dated as of September 19, 2008, by and among Keystone Automotive Operations, Inc., Arrow Speed Warehouse, Inc., Arrow Speed Acquisition Corp., Streetside Auto, LLC, and BCGG Real Estate Company LLP, as disclosed on Form 8-K filed September 26, 2008.

10.21	Employment Agreement dated as of February 26, 2009, by and between Keystone Automotive Holdings, Inc. (“Holdings”), and Richard S. Paradise

12.1	Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K filed on March 28, 2008.

21.1	Subsidiaries of the registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of January 3, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report

Dated March 30, 2009

/s/ Edward H. Orzetti	/s/ Stuart B. Gleichenhaus
Edward H. Orzetti	Stuart B. Gleichenhaus
Chief Executive Officer,	Interim Chief Financial Officer,
Principal Executive Officer	Principal Financial and
Accounting Officer

Report of Independent Registered Public Accounting Firm

To: Board of Directors and Shareholder of

Keystone Automotive Operations, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Keystone Automotive Operations, Inc. and its subsidiaries at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

March 30, 2009

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29, 2007	January 3, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,893	$27,267
Trade accounts receivable, net of allowance for doubtful accounts of $2,134 and $5,836 respectively	53,272	41,728
Inventories	124,662	106,256
Deferred tax assets	9,745	7,308
Prepaid expenses and other current assets	9,479	4,407

Total current assets	207,051	186,966
		—
Property, plant and equipment, net	50,021	47,441
Deferred financing costs, net	11,312	8,343
Goodwill	218,839	—
Capitalized software, net	851	515
Intangible assets, net	183,745	171,592
Other assets	2,965	2,380

Total Assets	$674,784	$417,237

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$46,961	$21,646
Accrued interest	4,584	4,157
Accrued compensation	8,286	5,603
Accrued expenses	15,310	13,522
Current maturities of long-term debt	7,883	1,963

Total Current Liabilities	83,024	46,891
Long-term debt	365,162	391,544
Other long-term liabilities	5,092	3,756
Deferred tax liabilities	57,987	16,637

Total Liabilities	511,265	458,828

Shareholder’s Equity
Common Stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	189,978	191,481
Accumulated income (deficit)	(27,363)	(233,356)
Accumulated other comprehensive income	904	284

Total Shareholder’s Equity	163,519	(41,591)

Total Liabilities and Shareholder’s Equity	$674,784	$417,237

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

(in thousands)

	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009
Net sales	$618,724	$614,867	$566,281
Cost of sales	(422,086)	(427,195)	(389,762)

Gross profit	196,638	187,672	176,519
Selling, general and administrative expenses	(163,394)	(167,847)	(168,179)
Net gain (loss) on sale of property, plant and equipment	150	(65)	11
Impairment of goodwill and long-lived assets	—	(9,735)	(218,948)

Income from operations	33,394	10,025	(210,597)
Interest expense, net	(34,807)	(37,841)	(33,936)
Write-off of deferred financing costs	—	(6,130)	—
Other income (expense)	(1)	(13)	38

Loss before income tax	(1,414)	(33,959)	(244,495)
Income tax benefit	1,273	6,900	38,502

Net loss	(141)	(27,059)	(205,993)
Other comprehensive loss:
Foreign currency translation	(6)	442	(620)

Comprehensive loss	$(147)	$(26,617)	$(206,613)

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(in thousands)

	Accumulated Income (Deficit)	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance, December 31, 2005	$493	$186,004	$468	$186,965
SAB 108 cumulative effect adjustment, net	(739)	—	—	(739)
Proceeds from stock options exercised	—	71	—	71
Non-cash stock based compensation	—	1,545	—	1,545
Foreign currency translation	—	—	(6)	(6)
Net loss	(141)	—	—	(141)

Balance, December 30, 2006	(387)	187,620	462	187,695

Adoption of FIN 48	83	—	—	83
Proceeds from stock options exercised	—	37	—	37
Non-cash stock based compensation	—	2,321	—	2,321
Foreign currency translation	—	—	442	442
Net loss	(27,059)	—	—	(27,059)

Balance, December 29, 2007	(27,363)	189,978	904	163,519

Adoption of FIN 48	—	—	—	—
Proceeds from stock options exercised	—	—	—	—
Non-cash stock based compensation	—	1,503	—	1,503
Foreign currency translation	—	—	(620)	(620)
Net loss	(205,993)	—	—	(205,993)

Balance, January 3, 2009	$(233,356)	$191,481	$284	$(41,591)

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009
Cash flows from operating activities:
Net loss	$(141)	$(27,059)	$(205,993)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,462	20,544	21,094
Amortization of deferred financing charges	2,995	2,961	2,969
Write-off of deferred financing charges	—	6,130	—
Write-off of impaired goodwill and long-lived assets	—	9,735	218,948
Net (gain) loss on sale of property, plant and equipment	(150)	67	(11)
Deferred income taxes	(1,557)	(5,783)	(38,913)
Non-cash charges related to inventory fair value adjustment	—	—	368
Non-cash stock-based compensation	1,545	2,322	1,503
Other non-cash charges	(903)	2,801	6,956
Net change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade accounts receivable	(687)	769	7,842
(Increase) decrease in inventory	(9,929)	(3,646)	14,695
(Decrease) increase in accounts payable and accrued liabilities	(18,446)	14,958	(31,542)
(Decrease) increase in other assets/liabilities	(3,064)	(2,468)	5,459

Net cash (used in) provided by operating activities	(9,875)	21,331	3,375

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,361)	(5,633)	(5,834)
Capitalized software costs	(303)	(1,115)	(410)
Transaction and working capital settlement payments	(1,880)	—	—
Proceeds from sale of property, plant and equipment	1,019	85	211

Net cash used in investing activities	(9,525)	(6,663)	(6,033)

Cash flows from financing activities:
Borrowings under revolving line-of-credit	24,300	—	28,300
Repayments under revolving line-of-credit	—	(24,300)	—
Borrowings under long-term debt	—	200,000	—
Principal repayments on long-term debt	(10,470)	(177,004)	(7,845)
Payments for deferred financing costs	—	(6,331)	—
Proceeds from stock options exercised	71	36	—

Net cash provided by (used in) financing activities	13,901	(7,599)	20,455

Net effects of exchange rates on cash	(21)	172	(423)

(Decrease) increase in cash and cash equivalents	(5,520)	7,241	17,374
Cash and cash equivalents, beginning of period	8,172	2,652	9,893

Cash and cash equivalents, end of period	$2,652	$9,893	$27,267

Supplemental cash disclosures
Interest paid	$34,978	$33,437	$34,725
Income taxes paid (refund)	$5,817	$(1,097)	$(4,422)

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation

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

During 2005, the Company made two acquisitions. In May 2005 the Company acquired all of the shares of capital stock of Blacksmith Distributing Inc. (“Blacksmith”), a regional distributor of truck and automotive aftermarket accessories (the “Blacksmith Acquisition”). In December 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. (“Reliable”) (the “Reliable Acquisition”).

In October 2008, we purchased inventory and other operating assets of Arrow Speed Warehouse, Inc. (“Arrow”) for approximately $9.6 million including acquisition costs. Arrow was a distributor and marketer of automotive aftermarket accessories and equipment in the central and southeastern United States as well as over the Internet. The purchase was accounted for as a purchase of assets and the purchase price was allocated to the assets purchased based upon their fair value.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

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

We adopted SFAS 157 for financial assets and financial liabilities as of the beginning of our 2008 fiscal year, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1. The adoption did not have a material impact on our financial position or results of operations. The related guidance of FSP 157-2 is currently being evaluated to determine the potential of impact that implementation will have on the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective beginning the first quarter of 2008, the Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.

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

On April 25, 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The FSP is effective, on a prospective basis (already defined), for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. The Company has not yet evaluated the impact, if any; this FSP will have on its consolidated financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week per year basis with the year ending on the Saturday nearest December 31. The years ended January 1, 2005, December 31, 2005, December 30, 2006, and December 29, 2007 include 52 weeks and the year ended January 3, 2009 includes 53 weeks.

For comparative purposes, certain prior period amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Short-term investments, with original maturities of three months or less, are considered cash equivalents. These investments are carried at cost which approximates fair market value due to their short-term maturities. The Company’s policy is to place cash and cash equivalents with high credit quality financial institutions. Certain balances may exceed limits that are insured by the Federal Deposit Insurance Corporation.

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

A roll forward of our allowance account is as follows:

(in thousands)	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009
Balance at beginning of year	$2,160	$2,370	$2,134
Additions charged to earnings	2,344	2,223	7,427
Charge-offs, net of recoveries	(2,134)	(2,459)	(3,725)

Balance at end of year	$2,370	$2,134	$5,836

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

During 2006, the Company determined that a portion of non-promotional vendor rebates described above, which have historically been credited to cost of sales, should have reduced the carrying value of ending inventory. The Company concluded that the prior year errors were immaterial to all periods ended prior to October 1, 2006. While these amounts are considered immaterial to prior periods, they have been corrected as a reduction to inventory and as a cumulative effect adjustment to retained earnings of $0.7 million, after tax, under Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements to Current Year Financial Statements”, as of January 1, 2006. The Company elected to apply the provisions of SAB 108 as recording these amounts in 2006 as out-of-period adjustments would have had a material effect on the Company’s results of operations for the year.

The following table presents the effect of the adjustment.

(in millions)	Cumulative Effect Prior to January 3, 2004	Year Ending January 1, 2005	Year Ending December 31, 2005	Adjustment Recorded as of January 1, 2006
Inventory adjustment for vendor rebates	$0.6	$0.3	$0.3	$1.2
Less: tax effect (deferred taxes)	0.3	0.1	0.1	0.5

Impact on net income	$0.3	$0.2	$0.2	$0.7

Impact on retained earnings

Cost of sales also includes excess vendor credits received for providing promotional activities in accordance with EITF No. 02-16. Due to the timing of when these promotional agreements were signed, EITF No. 02-16 did not have a material impact on the Company until the year ended January 1, 2005. Certain agreements have several year terms, thus requiring recognition over an extended period.

Inventory Valuation

Inventories, consisting primarily of new purchased auto parts and accessories, are valued at the lower of cost or market and are stated on the average cost method. The Company’s reported inventory cost consists of the cost of the product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company’s reported inventory cost is reduced for the impact of vendor rebates for the years ended December 29, 2007 and January 3, 2009 related to the performance of promotional activities.

We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on our evaluation of levels of inventory that cannot be returned to vendors. We evaluate reserves based on judgments on our ability to restock inventory or return it to vendors. For the years ended January 3, 2009 and December 29, 2007, the Company recorded provisions for obsolete, excess and slow moving inventory of $2.0 million and $3.3 million, respectively.

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

Goodwill

In accordance with the requirements of Financial Accounting No. 142, Goodwill and Intangible Assets, we evaluate our goodwill for impairment, at least annually, as of the end of the fiscal year. We may evaluate more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment review involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit (the “Reporting Unit Fair Value”) based on the average of the estimated fair values calculated using market values for comparable businesses (the “Market Approach”) and discounted cash flow projections (the “Income Approach”). The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit. Under the Market Approach, the Company obtains publicly available trading multiples based on the enterprise value of companies in similar industries to our reporting units. The Company also reviews available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in these industries. Under the Income Method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include a growth assumption equal to an estimated long-term growth rate for the industry in which the segment operates. The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows. The discount rate is based on the average weighted-average cost of capital of companies in the industries deemed to be similar to those of our reporting units, for which information is available through various sources.

We would consider the carrying value of a reporting unit’s goodwill to be impaired if the carrying value of net assets assigned to the reporting unit is more than the Reporting Unit Fair Value. The resulting impairment charge is determined by calculating the implied fair value of goodwill through a hypothetical purchase price allocation of the Reporting Unit Fair Value and reducing the current carrying value of goodwill to the extent it exceeds the implied fair value of goodwill.

We observed a number of events that occurred during the fourth quarter of our 2008 fiscal year which resulted in significant reductions in our expectations of future profitability and cash flows for the Company. The Company’s business remained stable in the first and second quarter of 2008 with only slight decreases in sales of 1.6 percent and 3.9 percent, respectively. Meanwhile, gross margins as a percent of sales increased in each of the first two quarters. In the third quarter, the Company began to see an increase in sales declines. While sales for the third quarter were down 11.7 percent, gross margins as a percent of sales remained at levels which exceeded those from the previous year. The Company believed and continues to believe that at this point no event or change in circumstance had occurred which would indicate that the carrying amount of the goodwill would not have been recoverable.

During the fourth quarter of 2008, the Company began to experience decreases in sales of 15.1 percent coupled with a small decline in gross margins as a percent of sales. These factors lead to a decrease in gross profit for the quarter. During the fourth quarter, the Company experienced an increase in the number of customers that were unable to pay the balance of their receivable accounts with the Company due to their financial distress. Also during the fourth quarter, the Company performed its annual forecasting process for the following fiscal year. Financial markets experienced serious disruption during the fourth quarter, including significantly diminished liquidity, fluctuations in interest rates, and a reduction in the availability of credit in general, consumer credit, and a general weakening of consumer confidence. Concurrently, economic weakness accelerated globally. Due to these general economic factors, combined with the factors indicated above, the Company determined that it was appropriate to assume similar results for projections for the following fiscal year. Information developed through this process and the general economic conditions indicated that the Company’s expectations for the profitability and cash flow for the 2009 fiscal year was significantly lower than had been previously expected. In addition to the events which occurred during the fourth quarter 2008, early in 2009, Moody’s Investor Service downgraded the Company’s credit rating. These adverse changes in the Company’s expected operating results, cash flows and unfavorable changes in market conditions and other economic factors resulted in the Company’s determination that an event or change in circumstances had occurred during the fourth quarter which indicated that the carrying amount of the goodwill may not be recoverable.

In accordance with our policy, as of the end of fiscal year 2008 the Company performed the first step of the of the SFAS No. 142 analysis for both the Distribution and Retail segments, our two reporting units. The Reporting Unit Fair Values were determined based on the method described above. The Distribution segment analysis indicated that the carrying value of the reporting unit’s net assets was in excess of fair value resulting from lower projections of near-term and long-term future cash flows. Such projections were influenced by a combination of factors including a decrease in consumer spending on discretionary items driven by fluctuations in gasoline prices, general economic uncertainty, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the market place. Unprecedented turmoil and volatility in the financial markets has also impacted the auto industry as a whole, from vehicle manufacturers, to suppliers and customers. The Company performed the second step analysis, determined that impairment had occurred and, accordingly, recorded an impairment charge of $214.9 million at January 3, 2009.

The Retail segment analysis also indicated that the carrying value of the reporting unit’s net assets was in excess of fair value resulting from lower projections of near-term and long-term future cash flows resulting from the same factors described in the Distribution segment analysis above. The Company performed the second step analysis, determined that impairment had occurred and, accordingly, recorded an impairment charge of $4.0 million at January 3, 2009. During the fourth quarter 2007, The Company performed the first step of the SFAS No. 142 analysis for the Retail segment. The analysis indicated that the carrying value was in excess of fair value resulting from lower projections of near-term and long-term future cash flows due to weakening market conditions and increased competitive pressures. The Company performed the second step analysis and determined that impairment had occurred. Accordingly, the Company recorded a one-time impairment charge related to goodwill of $9.6 million.

After the fiscal 2008 impairment charge, no goodwill remains related to either the Distribution or Retail segments.

The following table displays changes in the carrying amount of goodwill:

(in thousands)	Distribution	Retail	Total
Balance as of December 31, 2005	$212,979	$13,600	$226,579
Working capital adjustment for the Reliable Acquisition	30	—	30
Transaction related costs for the Reliable Acquisition	1,850	—	1,850

Balance as of December 30, 2006	214,859	13,600	228,459

Impairment loss	—	(9,620)	(9,620)

Balance of December 29, 2007	214,859	3,980	218,839

Impairment loss	(214,968)	(3,980)	(218,948)
Effect of foreign currency translation	109	—	109

Balance as of January 3, 2009	—	—	—

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

Amortization of capitalized software and website development costs charged to operations was $0.5 million, $0.7 million and $0.7 million for the years ended December 30, 2006, December 29, 2007 and January 3, 2009, respectively.

Impairment of Long-Lived Assets

The valuation of intangible assets with a definite life requires significant judgment based on short-term and long-term projections of operations. Assumptions supporting the estimated future cash flows include profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, discount rates, and terminal growth rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS No. 144. Long-lived assets, including intangible assets with a definite life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows, then an impairment charge is determined by comparing the carrying value of the asset to its fair value, based on discounted cash flows. If the carrying value is greater than the fair value, an impairment charge is recorded. In some circumstances the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, the Company will accelerate depreciation to match the revised useful life of the asset.

The National Bureau of Economic Research officially declared that the U.S entered into a recession in December 2007. Over the succeeding 12 months the number of home foreclosures has increased to record levels. The number of jobless claims has continued to increase during the year. Financial markets have also experienced serious disruption during the fourth quarter, including significantly diminished liquidity, fluctuations in interest rates, and a reduction in the availability of credit in general, consumer credit, and a general weakening of consumer confidence. Concurrently, economic weakness accelerated globally. The Company determined that the changes in the economic climate during the fourth quarter of 2008, qualified as an event indicating that the carrying amount of the long-lived assets may not be recoverable. Accordingly, as of the end of fiscal year 2008 the Company performed the test required in the first step of SFAS No. 144. The analysis indicated that the carrying value of the long-lived assets was recoverable based on the calculation of the implied fair value of the undiscounted cash flows accordingly, the Company determined that no impairment had occurred and that no adjustment was required.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Subsequent to the Transaction, the Company has floating and fixed rate borrowings. The fair value of the Company’s $373.0 million in debt outstanding as of December 29, 2007 was $309.8 million and the fair value of the $365.2 million in debt related to the Term Loan and the Notes outstanding as of January 3, 2009 was $142.6 million.

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

In the first quarter of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. As the Company is a nonpublic company under the provisions of SFAS No. 123(R) which followed the nominal vesting approach prior to the adoption of SFAS No. 123(R), we were required to adopt SFAS No. 123(R) using the prospective method. Under the prospective method, the fair-value-based method is applied to all awards issued after December 30, 2006 and any previously issued awards that after December 30, 2006 are modified, repurchased or cancelled. All outstanding awards that were granted prior to January 1, 2006 and that have not been modified, repurchased or cancelled must continue to be accounted for using the same accounting principles originally applied to those awards.

The Company believes it is appropriate to follow the guidance applicable to nonpublic entities as defined by SFAS No. 123(R), in paragraph 85 of SFAS No. 123(R) and to not include prior period pro forma disclosures of compensation cost calculated under the minimum value method. The principle of the transition requirements for SFAS No. 123(R) is that unvested awards measured at the minimum value for pro forma disclosure should not be accounted for under SFAS No. 123(R). The Company has followed this principle in following the prospective transition method upon adoption of SFAS No. 123(R) on January 1, 2006. The Company, therefore, believes it would be consistent with that principle to no longer include, after adoption of SFAS No. 123(R), the prior period pro forma disclosures calculated using the minimum value method.

On March 1, 2007, pursuant to a stock option grant agreement between the Company and Bryant P. Bynum, a former Chief Financial Officer of the Company, options to purchase 86,502 shares of Class L common stock and 778,518 shares of Class A common stock were issued. The new options are fully vested. This represented 65% of the options that were previously granted to Mr. Bynum, all of which were canceled. In addition, options to purchase 27,500 shares of Class L common stock and 247,500 shares of Class A common stock were issued on March 1, 2007 to other employees.

On December 12, 2007, pursuant to a stock option grant agreement between the Company and Richard Piontkowski, options to purchase 108,129 shares of Class L common stock and 973,159 shares of Class A common stock were issued. The new options are fully vested. All shares previously granted to Mr. Piontkowski were canceled.

In the fourth quarter of 2007, the Company identified errors of a cumulative $0.7 million ($0.5 million net of tax) understatement of its selling, general and administrative expense for the years ended December 29, 2007 and December 30, 2006. The errors were related to the method used in calculating the compensation cost related to stock-based compensation. The Company corrected these errors in the fourth quarter of 2007, which had the effect of increasing selling, general and administrative expense by $0.7 million, increasing the income tax benefit by $0.2 million and increasing net loss by $0.5 million. The Company does not believe that this adjustment is material to the consolidated financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 29, 2007 and the year ended December 29, 2007 and therefore has not restated any prior period amounts.

Options to purchase 485,668 shares of Class L common stock and 4,371,008 of Class A common stock were granted on March 27, 2008.

For purposes of determining the fair value of new stock option awards, the Company uses the Black-Scholes and a Monte Carlo lattice option pricing model and the assumptions set forth in the table below.

	Q1 2007 Grants	Q4 2007 Grant	Q1 2008 Grant
Dividend yield	0%	0%	0%
Volatility	25.70%	24.50%	24.50%
Risk free interest rate	4.56%	3.31%	2.93%
Remaining estimated lives (years) at January 3, 2009	3.20	4.50	5.75

The risk free rate is based on the U.S. Treasury rates in effect at the time of the grant equal to the expected life of the stock option awards. As of January 3, 2009, there was no aggregate intrinsic value of options.

Stock option awards as of January 3, 2009, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, December 29, 2007	1,304,864
Granted	485,668
Exercised	—
Forfeited	(59,886)
Outstanding, March 29, 2008 (2)	1,730,646	$23.89	4.0 years
Exercisable, March 29, 2008 (2)	832,224	$29.06	3.3 years

Outstanding, March 29, 2008 (2)	1,730,646
Granted	—
Exercised	—
Forfeited	(5,545)
Outstanding, June 28, 2008 (2)	1,725,101	$23.87	3.7 years
Exercisable, June 28, 2008 (2)	844,521	$28.51	3.4 years

Outstanding, June 28, 2008 (2)	1,725,101
Granted	—
Exercised	—
Forfeited	(28,773)
Outstanding, September 27, 2008 (2)	1,696,328	$23.85	3.5 years
Exercisable, September 27, 2008 (2)	895,550	$26.58	3.2 years

Outstanding, September 27, 2008 (2)	1,696,328
Granted	—
Exercised	—
Forfeited	(2,500)
Outstanding, January 3, 2009 (2)	1,693,828	$23.84	3.2 years
Exercisable, January 3, 2009 (2)	959,581	$26.84	2.9 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, December 29, 2007	11,743,765
Granted	4,371,008
Exercised	—
Forfeited	(538,974)
Outstanding, March 29, 2008 (2)	15,575,799	$0.43	4.0 years
Exercisable, March 29, 2008 (2)	7,490,004	$0.47	3.3 years

Outstanding, March 29, 2008 (2)	15,575,799
Granted	—
Exercised	—
Forfeited	(49,905)
Outstanding, June 28, 2008 (2)	15,525,894	$0.43	3.7 years
Exercisable, June 28, 2008 (2)	7,600,682	$0.46	3.4 years

Outstanding, June 28, 2008 (2)	15,525,894
Granted	—
Exercised	—
Forfeited	(258,949)
Outstanding, September 27, 2008 (2)	15,266,945	$0.43	3.5 years
Exercisable, September 27, 2008 (2)	8,059,938	$0.43	3.2 years

Outstanding, September 27, 2008 (2)	15,266,945
Granted	—
Exercised	—
Forfeited	(22,500)
Outstanding, January 3, 2009 (2)	15,244,445	$0.43	3.2 years
Exercisable, January 3, 2009 (2)	8,636,217	$0.43	2.9 years

(1)	Weighted Average Remaining Contractual Life based on options that are accounted for under SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS 123 (R)”).
(2)	As of March 29, 2008, June 28, 2008, September 27, 2008, and January 3, 2009 there was no aggregate intrinsic value of the options.

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with the Company’s Chief Executive Officer and President, Edward H. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, (collectively, the “Restricted Stock”), subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the Restricted Stock vests on October 31, 2008 and the remaining fifty percent (50%) vests on June 30, 2010, if Mr. Orzetti is continuously employed by the Company or one of its subsidiaries through such dates, subject to earlier vesting upon certain events, including a Sale of the Company (as defined in the Restricted Stock Agreement). If Mr. Orzetti’s employment with the Company is terminated, he will forfeit any unvested shares of Restricted Stock. Mr. Orzetti has full voting rights with respect to the shares of Restricted Stock, but until the shares vest he may not transfer any of the shares and the Company will retain physical custody of the certificates for the shares. In addition, prior to vesting, any dividends to which the shares of restricted stock are entitled will be accumulated and held by the Company subject to the same restrictions as the underlying shares. The fair value of the Restricted Stock, computed in accordance with SFAS No. 123(R), was approximately $1.0 million. On October 31, 2008, one-half of these shares vested.

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

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 29, 2007 and January 3, 2009 consist of the following:

(in thousands)	December 29, 2007	January 3, 2009
Prepaid expense	$1,939	$1,938
Deposit	1,479	1,423
Income tax receivable	5,905	759
Prepaid taxes	156	170
Prepaid Rent	—	117

Total	$9,479	$4,407

5.	Property, Plant and Equipment

Property, plant and equipment at December 29, 2007 and January 3, 2009 consist of the following:

(in thousands)	December 29, 2007	January 3, 2009
Land	$4,263	$4,263
Buildings and improvements	30,875	31,354
Machinery and equipment	16,659	19,445
Office furniture and fixtures	3,616	3,789
Transportation equipment	21,753	23,118

Total	77,166	81,969
Less: Accumulated depreciation	(27,145)	(34,528)

Net property, plant and equipment	$50,021	$47,441

Depreciation expense for the years ended December 30, 2006, December 29, 2007 and January 3, 2009 amounted to $7.3 million, $7.6 million and $8.2 million, respectively.

6.	Intangible Assets

The Transaction, the Blacksmith Acquisition and the Reliable Acquisition were accounted for as purchases in accordance with SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the estimated acquisition consideration was allocated to the Company’s assets and liabilities, including identified intangible assets with finite lives, which will be amortized over those lives. Any remaining consideration was allocated to goodwill. These fair value adjustments, which are reflected in our financial statements, were based upon an assessment of value of our intangible assets by management. The purchase price allocation included the following intangible assets being reflected in our financial statements at December 29, 2007 and January 3, 2009:

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at December 29, 2007
Retail trade name —A&A	$3,000	30	$(417)	$2,583
eServices trade name — DriverFX.com	1,000	15	(278)	722
Wholesale trade name — Keystone	50,000	30	(6,944)	43,056
Vendor agreements	60,249	17	(14,744)	45,505
Customer relationships—Reliable	17,000	20	(1,700)	15,300
Customer relationships—Keystone	100,752	17	(24,173)	76,579

Total intangibles, net	$232,001		$(48,256)	$183,745

	Gross Carrying Value	Life	Accumulated Amortization	Balance at January 3, 2009
Retail trade name —A&A	$3,000	30	$(517)	$2,483
eServices trade name — DriverFX.com	1,000	15	(344)	656
Wholesale trade name — Keystone	50,000	30	(8,611)	41,389
Vendor agreements	60,249	17	(18,288)	41,961
Customer relationships—Reliable	17,000	20	(3,777)	13,223
Customer relationships—Keystone	100,752	17	(28,873)	71,879

Total intangibles, net	$232,001		$(60,410)	$171,591

The aggregate amortization expense for the years ending December 30, 2006, December 29, 2007 and January 3, 2009 are $12.2 million, $12.2 million and $12.2 million, respectively. The estimated annual amortization expense related to these intangible assets for each of the five succeeding fiscal years is estimated to be $12.2 million.

7.	Accrued Expenses

The Company carries a deductible for workers’ compensation, automotive and general liability claims up to certain retention levels. As of December 29, 2007 and January 3, 2009, the Company estimated its liability for these claims to be $2.6 million and $2.7 million, respectively, of which $1.2 million and $1.5 million, respectively, are classified in other accrued expenses and $1.4 million and $1.2 million, respectively, are classified in other long-term liabilities.

Accrued expenses at December 29, 2007 and January 3, 2009 consist of the following:

(in thousands)	December 29, 2007	January 3, 2009
Accrued insurance	$3,029	$3,106
Advisory Fees Payable	—	3,100
Accrued promotion expense	2,495	373
Sales return allowance	2,494	1,672
Accrued freight	1,911	254
Other	5,381	5,017

Total accrued expenses	$15,310	$13,522

8.	Debt

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Keystone Automotive Holdings, Inc., the Company’s parent (“Holdings”); the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and together with the Term Loan, the “Credit Agreements”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements affect a refinancing and replacement of the Company’s prior credit agreement, in order to provide the Company with greater operational flexibility and liquidity to meet its strategic and operational goals. Bain was entitled to receive a 1% transaction fee for the refinancing of the debt, but waived its rights to receive the fee.

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

Our Credit Agreements contain provisions that restrict annual capital spending to $12.0 million plus any unused carryover amount from the previous year. The previous fiscal year unused carryover amount is the portion of the $12.0 million that was not expended during the previous fiscal year. Also, our Revolving Credit Agreement contains a financial covenant that is applicable if borrowings under the agreement have resulted in additional borrowing availability that is less than the greater of $8.0 million or 10% of the borrowing base.

In 2003, the Company issued $175 million of Notes due 2013. These Notes bear interest at a fixed rate of 9.75%. The Notes have been guaranteed by all of the Company’s subsidiaries. The subsidiary guarantors are wholly-owned subsidiaries of the Company and the subsidiary guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. As a result of the foregoing, condensed consolidating financial information regarding the Company and subsidiary guarantors is not presented. Additionally, the indenture for the Notes imposes a number of restrictions on the Company, including its ability to incur additional indebtedness, to make certain restrictive payments (including dividends to Holdings), to make certain asset dispositions, to incur additional liens and to enter into other significant transactions.

Debt balances at December 29, 2007 and January 3, 2009 are as follows:

(in thousands)	December 29, 2007	January 3, 2009
Term loan	$198,000	$190,181
Revolving credit facility	—	28,300
Senior subordinated notes due 2013	175,000	175,000
Capital leases	45	26

	373,045	393,507
Less: current portion	7,883	1,963

Total long-term debt	$365,162	$391,544

The current portion of long-term debt consists of scheduled payments to be made during the next fiscal year. Included at December 29, 2007 was approximately $5.7 million of an excess cash flow payment described below for fiscal 2008 which was paid in 2008. No amount of excess cash flow payment is due for 2008.

The Term Loan includes a provision that requires the Company to prepay a portion, or all, of its borrowings under the Term Loan Facility with the proceeds received from certain events, including the sale of assets, the issuance of debt, equity or obtaining replacement financing. The Term Loan also requires a prepayment if the Company has “excess cash flow” as defined.

Maturities of long-term debt are as follows:

(in thousands)
2009	$1,963
2010	1,945
2011	1,455
2012	213,144
2013	175,000

$393,507

9.	Income Taxes

For the years ended December 30, 2006, December 29, 2007 and January 3, 2009 income tax expense is comprised of the following components:

(in thousands)	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009
Current:
Federal	$(268)	$(3,195)	$674
State	211	(128)	80
Foreign	341	866	(343)

Total current	284	(2,457)	411

Deferred:
Federal	57	(7,355)	(37,225)
State	(1,395)	3,078	(1,688)
Foreign	(219)	(166)	—

Total deferred	(1,557)	(4,443)	(38,913)

Total income tax benefit	$(1,273)	$(6,900)	$(38,502)

The differences between the tax benefit from earnings reflected in the financial statements and the amounts calculated at the federal statutory income tax rate are as follows:

(in thousands)	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009
Income tax benefit at federal statutory rate	$(503)	$(11,886)	$(83,132)
State and Canadian provincial income tax, excluding valuation allowance	(233)	(554)	(2,487)
True-up of income tax liability— federal and state	(537)	(575)	—
Goodwill impairment	—	2,967	45,840
Change in federal effective tax benefit rate	—	2,966	(1,429)
Change in reserve	—	—	(238)
Change in federal and state valuation allowance	—	—	2,810
Other	—	182	134

Total income tax benefit	$(1,273)	$(6,900)	$(38,502)

As of January 3, 2009, the Company has federal net operating loss carryforwards of $37.3 million that expire over the periods from 2027 to 2028 and state net operating loss carryforwards of $114.1 million that expire over the period from 2010 through 2030.

The following are the significant components of the Company’s deferred income tax assets and liabilities at December 29, 2007 and January 3, 2009:

(in thousands)	December 29, 2007	January 3, 2009
Deferred tax assets:
Accounts receivable	$229	$1,735
Inventory	3,476	3,484
Net operating losses	12,635	20,331
Accrued expenses	4,131	3,856
Other	1,252	1,293

Total Deferred Net Asset	21,723	30,699
Valuation Allowance	(1,791)	(4,601)

Net deferred tax asset	19,932	26,098

Deferred tax liabilities:
Property, plant and equipment	(9,000)	(6,925)
Intangible assets	(60,243)	(28,502)
Other liabilities	1,069	—

	(68,174)	(35,427)

Net deferred tax asset (liability)	$(48,242)	$(9,329)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management determined that it is not more likely than not that all of the deferred tax assets will be realized and has accordingly established valuation allowances to reduce the recorded tax benefits from such assets.

The Company adopted the provisions of FIN 48 at the beginning of its 2007 fiscal year. As a result of the adoption of FIN 48, the Company recognized a decrease in the liability related to unrecognized tax benefits and an increase in shareholder’s equity of $0.1 million. As of the end of the 2008 fiscal year, the amount of the liability for unrecognized tax benefits was approximately $1.5 million, all of which would impact the effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of the end of the 2008 fiscal year, the Company had approximately $0.4 million accrued for the payment of interest (net of federal and state tax benefit) and penalties.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

Balance at December 30, 2006	$2,372
Additions based on tax positions related to the current year	373
Additions based on tax positions of prior years	18
Reductions based on lapse of applicable statute of limitations	(342)
Reductions based on tax positions of prior years	(35)

Balance at December 29, 2007	2,386
Additions based on tax positions related to the current year	—
Additions based on tax positions of prior years	379
Reductions based on lapse of applicable statute of limitations	(589)
Reductions based on tax positions of prior years	(710)
Settlements	(13)

Balance at January 3, 2009	$1,453

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

Based upon the expiration of the state statute of limitations, we do not expect that the total amounts of unrecognized tax benefits will change significantly within the next twelve months. The Company files income tax returns in the United States (“U.S.”) for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All U.S. federal income tax returns are closed through the short period ended October 30, 2003. The Internal Revenue Service is currently examining the open years. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

10.	Common Stock

As of December 29, 2007 and January 3, 2009, the 1,000 shares of the Company’s common stock issued and outstanding were owned by Holdings. The Company’s common stock has a par value of $ 0.01 per share. In conjunction with the Transaction, Holdings contributed $179.0 million of capital to the Company. During the year ended January 1, 2005, the Company returned $3.5 million in capital contributions to Holdings. In December 2005, Holdings issued $11.0 million in fair value of notes in order to fund the difference in the Reliable Acquisition between amounts paid by the Company in cash and the aggregate consideration of the purchase price. The notes are obligations of Holdings bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The notes require payment by Holdings prior to the maturity date in certain circumstances.

As of December 30, 2006, Holdings had 90,044,745 shares of Class A and 10,004,973 shares of Class L common stock issued and outstanding. As of January 3, 2009, Holdings had 90,314,744 shares of Class A and 10,034,972 shares of Class L common stock issued and outstanding. Class A and Class L common stock are the same, except that Class L common stock is entitled to a preference over Class A common stock with respect to certain bankruptcy distributions by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

11.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment encompasses eight regions that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 330 delivery trucks that provide multi-day per week delivery to and returns of our products from our customers along over 280 routes which cover 47 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution Segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail Operations

The Retail segment of our business operates 24 retail stores in northeastern Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A Stores purchase their inventory primarily from the Distribution segment.

The financial information for the two reportable segments is as follows:

(in thousands)	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009
Net Sales
Distribution	$612,210	$608,856	$559,683
Retail	24,418	24,225	23,814
Elimination	(17,904)	(18,214)	(17,216)

Total	$618,724	$614,867	$566,281

Interest expense
Distribution	$34,827	$37,840	$33,936
Retail	(20)	1	—

Total	$34,807	$37,841	$33,936

Depreciation & amortization
Distribution	$20,204	$20,341	$20,890
Retail	258	203	204

Total	$20,462	$20,544	$21,094

Income tax expense (benefit)
Distribution	$(678)	$(5,207)	$(37,050)
Retail	(595)	(1,693)	(1,452)

Total	$(1,273)	$(6,900)	$(38,502)

Net income (loss)
Distribution	$653	$(17,300)	$(200,192)
Retail	(794)	(9,759)	(5,801)

Total	$(141)	$(27,059)	$(205,993)

(in thousands)	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009
Capital Expenditures
Distribution	$8,361	$5,588	$6,220
Retail	—	45	24

Total	$8,361	$5,633	$6,244

(in thousands)	December 29, 2007		January 3, 2009
Total Assets
Distribution	$656,477		$399,653
Retail	17,807		17,584

Total	$674,284		$417,237

For the years ended December 30, 2006, December 29, 2007 and January 3, 2009, net sales in the United States represented approximately 90%, 90% and 88% of total Company net sales, respectively. At December 29, 2007 and January 3, 2009, approximately 99% of long-lived assets were in the United States.

No customer accounted for more than 1.5% of sales for the years ended December 30, 2006, December 29, 2007 and January 3, 2009.

12.	Employee Benefits

The Company maintains a defined contribution plan qualifying under Internal Revenue Code Section 401(k). The employer contributes 50 percent of the employee’s contribution. The employer contribution is capped at 2 percent of the employee’s compensation. The employee may contribute up to statutory limits of their compensation. All employees are eligible to participate after six months of service. The total Company contributions for the years ended December 30, 2006, December 29, 2007 and January 3, 2009 were $0.7 million, $0.7 million and $0.7 million, respectively.

On October 30, 2003, the Company adopted our 2003 Executive Stock Option Plan under which employees and directors of Keystone or its subsidiaries may be granted options to purchase shares of Holdings’ authorized but unissued Class A and Class L common stock. The Plan is administered by the Board of Directors, or to the extent permitted by law, a committee designated by Holdings’ board. A total of 16,321,572 shares of Holdings’ Class A common stock and 1,813,508 shares of Holdings’ Class L common stock (as adjusted pursuant to terms of the plan) have been approved for issuance under the Plan. As of December 29, 2007, options issued and outstanding are 11,743,765 shares of Class A common stock and 1,304,864 shares of Class L common stock. As of January 3, 2009, options issued and outstanding are 15,244,451 shares of Class A common stock and 1,693,829 shares of Class L common stock.

13.	Related Party Transactions

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these advisory services, Bain will receive a contingent annual advisory services fee of $1.5 million through 2006 and $3.0 million for 2007 through 2013, plus reasonable out-of-pocket fees and expenses, which is contingent on the Company achieving consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as defined in the Company’s credit agreement, of $52.7 million for a given year, including the impact of the Bain Capital advisory services fee. Adjusted EBITDA is defined as EBITDA adjusted for certain items including sale leaseback transactions, legal fees and litigation settlements, operating cost reductions, franchise taxes, losses and other charges related to the disposal of the ATV retail business, racing sponsorship fees and management relocation costs. Additionally, Bain Capital is entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses, related to the completion of any financing or material acquisition or divestiture by Holdings. Bain Capital received a $4.7 million one-time fee for obtaining equity and debt financing for the Transaction, plus reasonable out-of-pocket fees and expenses, which is included as part of the purchase price and deferred financing costs, related to the Transaction. The Bain Capital annual advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital will receive customary indemnities under the advisory agreement. At January 3, 2009 there is $3.0 million in accrued expenses for Bain advisory fees. At December 31, 2007, there are no such amounts accrued.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million; subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above. At January 3, 2009, there is $0.1 million in accrued expenses for Advent annual advisory fees. At December 29, 2007 there were no such amounts accrued.

The Company has transactions in the normal course of business with one of its principal stockholder’s affiliated companies. Included in selling, general and administrative expense for the years ending December 30, 2006, December 29, 2007 and January 3, 2009 is approximately $0.2 million for office supplies purchased from Staples. Included in the accounts payable at December 29, 2007 and January 3, 2009 is less than $0.1 million due to the affiliated company.

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

Future minimum payments by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of January 3, 2009:

Years
2009	6,876
2010	4,735
2011	3,102
2012	2,561
2013	1,867
Thereafter	4,219

$23,360

Rental expense for all operating leases was $6.5 million, $6.1 million and $6.5 million for the years ended December 30, 2006, December 29, 2007 and January 3, 2009, respectively.

The following is an analysis of the leased property under capital leases by major classes:

(in thousands)	Asset Balances at January 3, 2009
Classes of Property:
Office furniture and fixtures	$21
Less: Accumulated amortization	(11)

$10

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of January 3, 2009:

Years
2009	25
2010	4

Total future minimum lease payments	29
Less: Amount representing interest	2

Present value of net minimum lease payments	$27

15.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect, if any, on the Company’s consolidated financial position, results of operations or cash flows.

16.	Subsequent Event

On January 9, 2009, subsequent to the 2008 fiscal year end, the Company implemented cost-reduction initiatives in both the Distribution and Retail segments to enhance the Company’s strategic progress and to respond to the recent, economic downturn. Under these initiatives, the Company closed and consolidated three sales offices in the Distribution segment and one Retail segment store. The Company also reduced its workforce as a result of these initiatives.

The Company has incurred approximately $1.2 million in total costs associated with these initiatives, substantially all of which will result in cash expenditures. These costs are comprised of severance and other employee-related costs, and charges for exit-related activities, including the termination of leases and other contractual commitments as a result of the closing of the sales office and retail stores. Annual savings after implementation are estimated at approximately $11.0 million. A portion of these savings are expected to be realized beginning in the first quarter of 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

By: /s/ Edward H. Orzetti
Name: Edward H. Orzetti Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 30, 2009.

Signature	Title	Date

/s/ Edward H. Orzetti	Chief Executive Officer, (Principal Executive Officer)	March 30, 2009

/s/ Stuart B. Gleichenhaus	Interim Chief Financial Officer, (Principal Financial and Accounting Officer)	March 30, 2009

/s/ Paul B. Edgerley	Director	March 30, 2009

/s/ Blair E. Hendrix	Director	March 30, 2009

/s/ Seth Meisel	Director	March 30, 2009

/s/ Stephen Zide	Director	March 30, 2009

/s/ Gabriel Gomez	Director	March 30, 2009