Form 10-Q
period 2009-04-04
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2009-05-18
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 4, 2009

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

Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 18, 2009, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED APRIL 4, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	January 3, 2009	April 4, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$27,267	$55,258
Trade accounts receivable, net of allowance for doubtful accounts of $5,836 and $5,183 respectively	41,728	44,116
Inventories	106,256	105,451
Deferred tax assets	7,308	7,453
Prepaid expenses and other current assets	4,407	2,945

Total current assets	186,966	215,223
Property, plant and equipment, net	47,441	45,764
Deferred financing costs, net	8,343	7,601
Capitalized software, net	515	425
Intangible assets, net	171,592	168,553
Other assets	2,380	2,507

Total Assets	$417,237	$440,073

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$21,646	$50,325
Accrued interest	4,157	8,171
Accrued compensation	5,603	6,884
Accrued expenses	13,522	11,156
Current maturities of long-term debt	1,963	1,960

Total current liabilities	46,891	78,496
Long-term debt	391,544	391,055
Other long-term liabilities	3,756	3,849
Deferred tax liabilities	16,637	13,444

Total liabilities	458,828	486,844

Shareholder’s Equity
Common stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	191,481	191,779
Accumulated deficit	(233,356)	(238,778)
Accumulated other comprehensive income	284	228

Total shareholder’s equity / (deficit)	(41,591)	(46,771)

Total liabilities and shareholder’s equity	$417,237	$440,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending
	March 29, 2008	April 4, 2009
Net sales	$143,894	$119,734
Cost of sales	(97,448)	(80,159)

Gross profit	46,446	39,575
Selling, general and administrative expenses	(42,049)	(40,500)
Net gain (loss) on sale of property, plant and equipment	25	(141)

Income (loss) from operations	4,422	(1,066)
Interest expense, net	(8,923)	(7,676)
Other income	18	12

Loss before income tax	(4,483)	(8,730)
Income tax benefit	1,702	3,308

Net loss	(2,781)	(5,422)
Other comprehensive loss:
Foreign currency translation	(36)	(56)

Comprehensive loss	$(2,817)	$(5,478)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending
	March 29, 2008	April 4, 2009
Cash flows from operating activities:
Net loss	$(2,781)	$(5,422)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,261	5,448
Amortization of deferred financing charges	742	742
Net (gain) loss on sale of property, plant and equipment	(25)	141
Deferred income taxes	(1,848)	(3,338)
Non-cash stock-based compensation	269	298
Other non-cash charges	103	(560)
Net change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade accounts receivable	(7,170)	(1,735)
(Increase) decrease in inventory	(22,620)	717
(Decrease) increase in accounts payable and accrued liabilities	25,912	31,698
(Decrease) increase in other assets/liabilities	7,325	1,286

Net cash provided by (used in) operating activities	5,168	29,275
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,518)	(1,002)
Capitalized software costs	(139)	(67)
Proceeds from sale of property, plant and equipment	48	280

Net cash provided by (used in) investing activities	(2,609)	(789)
Cash flows from financing activities:
Principal repayments on long-term debt	(500)	(489)

Net cash provided by (used in) financing activities	(500)	(489)

Net effects of exchange rates on cash	(22)	(6)

(Decrease) increase in cash and cash equivalents	2,037	27,991
Cash and cash equivalents, beginning of period	9,893	27,267

Cash and cash equivalents, end of period	$11,930	$55,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial information herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, which are considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

1.	Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) are wholesale distributors and retailers of aftermarket automotive accessories and equipment, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 17,000 customers. The Company’s wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 23 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

2.	Recent Accounting Pronouncements

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase requires the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009. On June 20, 2008 the SEC approved an additional one year extension for non-accelerated filers with respect to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting. Under the amendment, we would be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Adoption of SFAS 141R did not have a material impact upon adoption, however, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009; non controlling (minority) interests are valued at fair value at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which introduced a new framework for determining fair value measurements. SFAS 157 has been effective since December 30, 2007 for financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Effective January 4, 2009, the Company adopted SFAS 157 for non financial assets and liabilities measured at fair value on a non-recurring basis. On January 4, 2009, the date of adoption for the Company, no such measurements were required and, therefore, there was no impact associated with the adoption.

On April 25, 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US GAAP. The FSP is effective for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. Adoption of FSP 142-3 did not have a material impact on the consolidated financial statements.

In April 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends FAS 107 “Disclosures about Fair Value of Financial Instruments”, (“SFAS 107”) to require disclosures about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as annual financial statements. The FSP is effective for periods ending after June 15, 2009 and applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the impact of adoption of the FSP, but does not believe that any significant impact on the reporting of the Company’s financial statements will result.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended April 4, 2009 and March 29, 2008.

Share-Based Compensation

Options to purchase 485,668 shares of Class L common stock and 4,371,008 of Class A common stock were granted on March 27, 2008. During the three months ended April 4, 2009 and March 29, 2008, the Company recorded an expense of less than $0.3 million, respectively, for all share-based compensation.

For purposes of determining the fair value of the stock option awards granted by the Company on March 27, 2008, the Company used the Black-Scholes option pricing model, with the following fair value assumptions:

Three Months Ended March 29, 2008
Dividend yield	0%
Volatility	24.50%
Risk free interest rate	2.93%
Expected life (years)	6.50

Stock option awards as of April 4, 2009, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, January 3, 2009 (2)	1,693,828
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 4, 2009 (2)	1,693,828	$23.86	3.0 years
Exercisable, April 4, 2009 (2)	1,083,285	$25.80	2.6 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, January 3, 2009 (2)	15,244,445
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 4, 2009 (2)	15,244,445	$0.43	3.0 years
Exercisable, April 4, 2009 (2)	9,749,559	$0.45	2.6 years

(1)	Weighted Average Remaining Contractual Life based on options that are accounted for under SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS 123 (R)”).

(2)	As of April 4, 2009 there was no aggregate intrinsic value of the options.

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with the Company’s Chief Executive Officer and President, Edward H. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, (collectively, the “Restricted Stock”), subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the Restricted Stock vested on October 31, 2008 and the remaining fifty percent (50%) vests on June 30, 2010, if Mr. Orzetti is continuously employed by the Company or one of its subsidiaries through such dates, subject to earlier vesting upon certain events, including a Sale of the Company (as defined in the Restricted Stock Agreement). If Mr. Orzetti’s employment with the Company is terminated, he will forfeit any unvested shares of Restricted Stock. Mr. Orzetti has full voting rights with respect to the shares of Restricted Stock, but until the shares vest he may not transfer any of the shares and the Company will retain physical custody of the certificates for the shares. In addition, prior to vesting, any dividends to which the shares of restricted stock are entitled will be accumulated and held by the Company subject to the same restrictions as the underlying shares. The fair value of the Restricted Stock, computed in accordance with
SFAS 123(R), was approximately $1.0 million.

Taxes

For the three months ended April 4, 2009, the income tax benefit includes benefits for both the federal and state income taxes determined based on the current statutory rates, which are partially offset by increases in the valuation allowance for operating loss carry forwards for state tax purposes.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at the beginning of its 2007 fiscal year. At April 4, 2009, the amount of the liability for unrecognized tax benefits was approximately $1.5 million, which is unchanged when compared to January 3, 2009. Of the $1.5 million in liability related to the unrecognized tax benefits, $1.1 million would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

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

Based upon the expiration of the state statutes of limitations, we do not expect that the total amounts of unrecognized tax benefits will change significantly within the next twelve months. The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All U.S. federal income tax returns are closed through the short period ended October 30, 2003. The Internal Revenue Service is currently conducting an examination of the open years through fiscal year end 2005. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

4.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the most important characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks located throughout the East Coast,

Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 324 trucks, that provide multi-day per week delivery and returns along over 270 routes which cover 47 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery directly to the end-consumer on behalf of our customers. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail

The Retail segment of our business operates 23 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Financial information for the two reportable segments is as follows:

	Three Months Ending
(in thousands)	March 29, 2008	April 4, 2009
Net Sales
Distribution	$142,434	$118,214
Retail	5,494	5,636
Elimination	(4,034)	(4,116)

Total	$143,894	$119,734

Interest expense
Distribution	$8,923	$7,676
Retail	—	—

Total	$8,923	$7,676

Depreciation & amortization
Distribution	$5,210	$5,396
Retail	51	52

Total	$5,261	$5,448

Income tax expense (benefit)
Distribution	$(1,251)	$(3,041)
Retail	(451)	(267)

Total	$(1,702)	$(3,308)

Net income (loss)
Distribution	$(2,169)	$(5,021)
Retail	(612)	(401)

Total	$(2,781)	$(5,422)

	Three Months Ending
(in thousands)	March 29, 2008	April 4, 2009
Capital Expenditures
Distribution	$2,512	$1,060
Retail	6	9

Total	$2,518	$1,069

Net sales in the U.S. increased as a percent of total sales in the three month period ended April 4, 2009 to approximately 90.4% from 86.4% for the three month period ended March 29, 2008, respectively. At April 4, 2009 and January 3, 2009, approximately 99.6% and 99.4% of long-lived assets were in the U.S.

No customer accounted for more than 3.0% of sales for the three month period ended April 4, 2009 and March 29, 2008.

5.	Other Intangibles - Net

Intangible assets are comprised of:

(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Balance at January 3, 2009
Retail trade name — A&A	$3,000	30	$(517)	$2,483
eServices trade name — DriverFX.com	1,000	15	(344)	656
Wholesale trade name — Keystone	50,000	30	(8,611)	41,389
Vendor agreements	60,249	17	(18,288)	41,961
Customer relationships - Reliable	17,000	20	(3,777)	13,223
Customer relationships - Keystone	100,752	17	(28,872)	71,880

Total intangibles, net	$232,001		$(60,409)	$171,592

	Gross Carrying Value	Life	Accumulated Amortization	Balance at April 4, 2009
Retail trade name — A&A	$3,000	30	$(542)	$2,458
eServices trade name — DriverFX.com	1,000	15	(361)	639
Wholesale trade name — Keystone	50,000	30	(9,028)	40,972
Vendor agreements	60,249	17	(19,174)	41,075
Customer relationships - Reliable	17,000	20	(4,074)	12,926
Customer relationships - Keystone	100,752	17	(30,269)	70,483

Total intangibles, net	$232,001		$(63,448)	$168,553

Amortization expense related to intangible assets for the three months ended April 4, 2009 and March 29, 2008 was $3.0 million for each period.

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

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) our management (the “Transaction”). In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent International Corporation (“Advent”). The Bain Capital advisory agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. For 2008 through 2013, the annual advisory fee is $3.0 million, plus reasonable out of pocket fees and expenses. Additionally, Bain Capital will receive upon the completion of any financing transaction, change in control transaction, material acquisition or divestiture by Holdings or its subsidiaries, a transaction fee equal to 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses.

The Bain Capital advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement. Selling, general and administrative expense for both the three month periods ended April 4, 2009 and March 29, 2008 include a management fee expense of $ 0.8 million to Bain Capital. Included in accounts payable at April 4, 2009 and March 29, 2008 was $3.8 million and $0.8 million, respectively, payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million; subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced. Selling, general and administrative expense for the three month periods ended April 4, 2009 and March 29, 2008 include a management fee expense of less than $0.1 million to Advent, respectively. Included in accounts payable at April 4, 2009 and March 29, 2008 was $0.1 million and less than $0.1 million, respectively, payable to Advent.

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

The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). Borrowings under the Credit Agreement generally bear interest based at a margin over, at our option, the base rate or the reserve-adjusted London Inter-Bank Offer Rate (“LIBOR”). As of April 4, 2009, the applicable margin was 150 basis points over LIBOR or 50 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. The Revolver will mature on January 12, 2012. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and guarantors under the Revolver. As of April 4, 2009, our Revolver had an outstanding balance of $28.3 million. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

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

As of April 4, 2009, under our Credit Agreement and our Notes due 2013, we had total indebtedness of $393.0 million and $41.0 million of borrowing availability as defined by our Revolver, subject to customary conditions.

9.	Exit or Disposal Activities

On January 9, 2009, the Company implemented cost-reduction initiatives in both the Distribution and Retail segments to enhance the Company’s strategic progress and to respond to the recent, economic downturn. As a result, the Company incurred costs comprised of severance and other employee-related costs and charges for facility-related exit activities, including termination of leases and other contractual commitments. The employee-related costs totaled $0.9 million which was composed of severance payments and health insurance. The lease termination costs of $0.3 million were determined based on the fair value of the continuing liability incurred for the succession of operations at the closed facilities. The Company established the reserves for the Exit or Disposal Activities on January 9, 2009 (“Reserves for Exit or Disposal Activities”) in accordance with SFAS 146. As SFAS 146 are subject to the requirements of SFAS 157, the Reserves for Exit or Disposal Activities were also determined in accordance with SFAS 157.

The changes to the exit cost accrual during the period and the composition of the balance as of April 4, 2009 are as follows:

(in thousands)
Beginning balance, January 3, 2009	$—
Reserve established	1,156
Payments Made	(902)

Ending balance, April 4, 2009	$254

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

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the section of this report entitled “Forward-Looking Statements” as well as the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Terms used herein such as “the Company,” “Keystone,” “we,” “us” and “our” are references to Keystone Automotive Operations, Inc. and its affiliates, as the context requires.

Overview

General Business Overview

We are a wholesale distributor and retailer of automotive aftermarket accessories and equipment, operating throughout the U.S. and in parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 17,000 customers. Our wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via our proprietary electronic catalog. The Company also operates 23 retail stores in Pennsylvania. Our corporate headquarters is in Exeter, Pennsylvania.

Distribution and Retail constitute our two business segments which are more fully described below.

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke delivery network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 21 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 324 trucks, that provide multi-day per week delivery and returns along over 270 routes which cover 47 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail

The Retail segment of our business operates 23 retail stores in Pennsylvania under the “A&A Auto Parts” name. A&A stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Operations Overview

For the three month period ended April 4, 2009, our net sales decreased 16.8%, versus the three month period ending March 29, 2008. Our Distribution segment generated $114.1 million, or 95.3% of our net sales in the three month period ended April 4, 2009, compared to $138.4 million, or 96.2% of our net sales in the three month period ended March 29, 2008. Our Retail segment generated $5.6 million, of our net sales in the three month period ended April 4, 2009, compared to $5.5 million of our net sales in the three month period ended March 29, 2008.

Our net loss increased by $2.6 million, for the three month period ended April 4, 2009, to a net loss of $5.4 million, compared to a net loss of $2.8 million for the three month period ended March 29, 2008. The three month period ended April 4, 2009 was negatively impacted by lower sales, which were partially offset by higher gross margin percentages, lower selling, general and administrative expense, lower interest expense, and higher tax benefit.

Items Affecting Comparability

Comparability between 2009 and 2008 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in both the three month periods ended April 4, 2009 and March 29, 2008.

Results of Operations

Three Months Ended April 4, 2009 Compared to the Three Months Ended March 29, 2008

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended April 4, 2009 to the three months ended March 29, 2008:

	Three Months Ended
(in thousands)	March 29, 2008	April 4, 2009	Dollar Change	Percent Change
Net sales	$143,894	$119,734	$(24,160)	(16.8)%
Cost of sales	(97,448)	(80,159)	17,289	17.7

Gross profit	46,446	39,575	(6,871)	(14.8)
Selling, general and administrative expenses	(42,049)	(40,500)	1,549	3.7
Net gain (loss) on sale of property, plant and equipment	25	(141)	(166)	*

Income (loss) from operations	4,422	(1,066)	(5,488)	*
Interest expense, net	(8,923)	(7,676)	1,247	14.0
Other income (expense)	18	12	(6)	(33.3)

Loss before income tax	(4,483)	(8,730)	(4,247)	(94.7)
Income tax benefit	1,702	3,308	1,606	(94.4)

Net loss	(2,781)	(5,422)	(2,641)	(95.0)
Other comprehensive income:
Foreign currency translation	(36)	(56)	(20)	(55.6)

Comprehensive loss	$(2,817)	$(5,478)	$(2,661)	(94.5)%

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	March 29, 2008	April 4, 2009
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	67.7	66.9

Gross profit	32.3	33.1
Selling, general and adminstrative expenses	29.2	33.8
Net gain (loss) on sale of property, plant and equipment	—	0.1

Income (loss) from operations	3.1	(0.8)
Interest expense, net	6.2	6.4
Other income (expense)	—	0.1

Loss before income tax	(3.1)	(7.3)
Income tax benefit	1.2	2.8

Net loss	(1.9)%	(4.5)%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns.

Net sales for the quarter ended April 4, 2009 were $119.7 million, a decrease of $24.2 million, or 16.8%, compared to $143.9 million for the same period in the prior year. The decrease in sales is a continuation of the decline experienced during the second six months of 2008 and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic recession, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Should any of these factors continue or worsen, it could have a further negative impact on our sales. Our Dropship fulfillment operations (shipping via third party delivery directly to the end-consumer on behalf of our customer) and National Accounts (customers that participate in retail markets on a national or multi-region basis) achieved double digit increases in net sales versus the same period in the prior year. Our Midwest geography area saw a single digit decrease in net sales and our Northeast, West Coast, Canada, Southeast and International geographies saw double digit declines versus the same period in the prior year.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit decreased by $6.8 million, or 14.8%, from $46.4 million for the three month period ended March 29, 2008 to $39.6 million for the three month period ended April 4, 2009. The decrease in gross profit resulted from lower sales partially offset by improved selling margins. Gross margin was 33.1% for the three month period ended April 4, 2009 versus 32.3% for the three month period ended March 29, 2008.

Selling, General and Administrative Expenses. Included in selling, general and administrative expense are all non-product related operating expenses - warehouse, marketing, delivery, selling and general and administrative expenses including depreciation and amortization, occupancy, and information technology, less certain benefits received from promotional activities. Selling, general and administrative expenses were $40.5 million or 33.8% and $42.0 million or 29.2% of sales for the three month period ended April 4, 2009 and March 29, 2008, respectively. The lower quarter-over-quarter expenses resulted primarily from a $2.9 million decrease in employee-related expense resulting from the cost reduction programs in the delivery, warehouse and selling areas, and by a $1.4 million decrease in delivery fuel costs. These decreases were partially offset by increased severance and facility-related exit costs of $1.2 million in the three month period ended April 4, 2009 as compared to $0.4 million in the three month period ended March 29, 2008, and by higher general and administrative expense due to increased bad debt expense and professional fees.

Interest Expense. Interest expense decreased by $1.2 million, or 14.0%, to $7.7 million for the three months ended April 4, 2009 compared to $8.9 million for the same period in the prior year. The decrease is primarily related to a decrease in variable interest rates.

Income Tax Expense. The income tax benefit increased by $1.6 million, to a benefit of $3.3 million for the three months ended April 4, 2009 from a benefit of $1.7 million for the three months ended March 29, 2008. Our effective tax benefit rate was 37.9% for the three months ended April 4, 2009 compared to an effective tax rate of 38.0% for the three months ended March 29, 2008. This slight decrease in effective tax benefit rate is due to a decrease in the federal statutory benefit rate compared to the previous year, partially offset by a lower state benefit rate resulting from the establishment of additional valuation allowances for operating loss carry forwards for state tax purposes.

Net Income. Net loss increased by $2.6 million to a loss of $5.4 million for the three months ended April 4, 2009, compared to a loss of $2.8 million for the same period in the prior year. The increase in the net loss is primarily attributed to a $6.9 million decrease in gross profit, partially offset by a $1.5 million decrease in selling, general and administrative expense, a $1.2 million decrease in interest expense and a $1.6 million increase in income tax benefit for the three months ended April 4, 2009.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $24.3 million, or 17.6%, for the three months ended April 4, 2009 compared to the same period in the prior year. The decrease in sales is a continuation of the decline experienced during the second six months of 2008 and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic recession, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Net loss for the Distribution segment increased by $2.8 million for the three months ended April 4, 2009 compared to the three months ended March 29, 2008. The increase is due primarily to a decrease in gross profit, partially offset by a decrease in the selling, general and administrative expense, interest expense and an increase in the income tax benefit.

The Retail segment’s sales increased by $0.1 million, or 2.6% for the three months ended April 4, 2009 compared to the same period in the prior year. The Retail segment’s net loss for the three month period ended April 4, 2009 decreased by $0.2 million compared to the same period in the prior year.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the three months ended April 4, 2009 was $29.3 million compared to net cash provided by operating activities of $5.2 million for the three months ended March 29, 2008. The increase in cash from operations was driven by a larger reduction in the levels of net operating assets employed in the business than the prior year period, partially offset by a decrease in net income after adjustment for non-cash charges. Non-cash charges include depreciation and amortization, deferred financing charges, write-offs of deferred financing charges, net gains or losses on sales of property, plant and equipment, deferred income taxes and non-cash stock-based compensation expense.

Investing Activities. Net cash used in investing activities was $0.8 million for the period ended April 4, 2009; a decrease of $1.8 million from the net cash used in investing activities of $2.6 million in the period ended March 29, 2008. The decrease in investing activities is related to lower purchases of property, plant and equipment and lower capitalized software costs associated with the normal operations of the business, partially offset by an increase of proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used by financing activities during both periods ended April 4, 2009 and March 29, 2008 was $0.5 million for debt principal repayments.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements provide the Company with operational flexibility and liquidity to meet its strategic and operational goals. As of April 4, 2009, we had $96.3 million in available cash and borrowing capacity under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements. Less frequent uses of cash can include payments of restrictive distributions to Holdings, and acquisitions.

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

Debt Service. The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). As of April 4, 2009, under our Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 (the “Notes”), we had total indebtedness of $393.0 million and $41.0 million of borrowing availability as defined by our Revolver, subject to customary conditions.

Borrowings under the Credit Agreement generally bear interest based at a margin over, at our option, the base rate or the reserve-adjusted LIBOR. As of April 4, 2009, the applicable margin was 150 basis points over LIBOR or 50 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. Our obligations under the Revolver are secured by a first priority security interest in all of our receivables and inventory and a second priority security interest in the stock of our subsidiaries and all other assets of us and the guarantors under the Revolver. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

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

Capital Expenditures. We expect to spend approximately $6.0 million on capital expenditures in 2009. Through the three months ended April 4, 2009, $1.1 million was spent on capital expenditures. Although the Credit Agreement contains restrictions on the total amount of our annual capital expenditures, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate for our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $136.7 million at April 4, 2009 and $140.1 million at January 3, 2009. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

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

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of April 4, 2009.

	Payments Due by Period
(in millions)	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations
Term Loan	$1.9	$187.8	$—	$—	$189.7
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	28.3	—	—	28.3
Capital leases	0.1	—	—	—	0.1
Operating lease obligations	6.7	7.1	4.1	3.8	21.7
Interest on indebtedness (1)	16.8	48.7	31.6	—	97.1

Total contractual cash obligations (2)	$25.5	$271.9	$210.7	$3.8	$511.9

(1)	Represents interest on the notes and interest on the senior credit facility assuming a LIBOR based effective interest rate of 0.2%. Each increase or decrease in LIBOR of 1.0% would result in an increase or decrease in annual interest on the senior credit facilities of $2.2 million assuming outstanding indebtedness of $218.0 million under our senior credit facilities.

(2)	The obligations above exclude $1.5 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with FIN 48. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all.

Recent Accounting Pronouncements

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase requires the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009. On June 20, 2008 the SEC approved an additional one year extension for non-accelerated filers with respect to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting. Under the amendment, we would be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Adoption of SFAS 141R did not have a material impact upon adoption, however, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009; non controlling (minority) interests are valued at fair value at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which introduced a new framework for determining fair value measurements. SFAS 157 has been effective since December 30, 2007 for financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Effective January 4, 2009, the Company adopted SFAS 157 for non financial assets and liabilities measured at fair value on a non-recurring basis. On January 4, 2009, the date of adoption for the Company, no such measurements were required and, therefore, there was no impact associated with the adoption.

On April 25, 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US GAAP. The FSP is effective for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. Adoption of FSP 142-3 did not have a material impact on the consolidated financial statements.

In April 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends FAS 107 “Disclosures about Fair Value of Financial Instruments”, (“FAS 107”) to require disclosures about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as annual financial statements. The FSP is effective for periods ending after June 15, 2009 and applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the impact of adoption of the FSP, but does not believe that any significant impact on the reporting of the Company’s financial statements will result.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance its debt and replace the Company’s existing senior secured credit agreement. As of April 4, 2009, the Company has $189.8 million in debt, including $0.1 million in debt related to capital leases. The Revolver had a balance of $28.3 million at the period end. The interest rate on the $175 million of our Notes is fixed at 9.75%. As of April 4, 2009, our exposure to changes in interest rates is related to our Term Loans of $218.0 million which provides for quarterly principal and interest payments at LIBOR plus 3.5% and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.2 million change to interest expense.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

On February 26, 2009, Richard S. Paradise entered into an employment agreement in connection with Mr. Paradise’s appointment as Financial Senior Vice President, and his future appointment as Chief Financial Officer and Executive Vice President, of Holdings and the Company. Pursuant to the agreement, Mr. Paradise served as Financial Senior Vice President of Holdings until April 6, 2009, subsequent to the completion of the Company’s first quarter, at which time he was appointed as Chief Financial Officer and Executive Vice President. Holdings’ Interim Chief Financial Officer, Stuart B. Gleichenhaus, resigned at that time.

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

For a more detailed explanation of the factors affecting our business, please refer to the factors and cautionary language set forth in the section entitled “Forward-Looking Statements Section” in this Quarterly Report on Form 10-Q and in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Exeter, Pennsylvania, on May 18, 2009.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti Chief Executive Officer and President

/s/ RICHARD S. PARADISE
Richard S. Paradise Chief Financial Officer