Form 10-Q
period 2009-07-04
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2009-08-14
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 4, 2009

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

(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 14, 2009, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED JULY 4, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	January 3, 2009	July 4, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$27,267	$54,937
Trade accounts receivable, net of allowance for doubtful accounts of $5,836 and $4,348 respectively	41,728	41,231
Inventories	106,256	95,346
Deferred tax assets	7,308	7,655
Prepaid expenses and other current assets	4,407	3,353

Total current assets	186,966	202,522
Property, plant and equipment, net	47,441	44,731
Deferred financing costs, net	8,343	6,859
Capitalized software, net	515	273
Intangible assets, net	171,592	165,514
Other assets	2,380	2,465

Total Assets	$417,237	$422,364

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$21,646	$43,566
Accrued interest	4,157	3,457
Accrued compensation	5,603	6,282
Accrued expenses	13,522	11,342
Current maturities of long-term debt	1,963	1,954

Total current liabilities	46,891	66,601
Long-term debt	391,544	390,570
Other long-term liabilities	3,756	3,402
Deferred tax liabilities	16,637	11,542

Total liabilities	458,828	472,115

Shareholder’s Equity
Common stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	191,481	192,077
Accumulated deficit	(233,356)	(242,164)
Accumulated other comprehensive income	284	336

Total shareholder’s equity / (deficit)	(41,591)	(49,751)

Total liabilities and shareholder’s equity	$417,237	$422,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending		Six Months Ending
	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009
Net sales	$165,818	$129,611	$309,712	$249,345

Cost of sales	(113,544)	(90,139)	(210,992)	(170,298)

Gross profit	52,274	39,472	98,720	79,047

Selling, general and administrative expenses	(42,612)	(37,959)	(84,661)	(78,459)

Net gain (loss) on sale of property, plant and equipment	—	(128)	25	(269)

Income (loss) from operations	9,662	1,385	14,084	319

Interest expense, net	(8,167)	(7,193)	(17,090)	(14,869)

Other income	61	33	79	45

Income (loss) before income tax	1,556	(5,775)	(2,927)	(14,505)

Income tax benefit (expense)	(279)	2,389	1,423	5,697

Net income (loss)	1,277	(3,386)	(1,504)	(8,808)

Other comprehensive income (loss):

Foreign currency translation	10	108	(26)	52

Comprehensive income (loss)	$1,287	$(3,278)	$(1,530)	$(8,756)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Six Months Ending
	June 28, 2008	July 4, 2009

Cash flows from operating activities:
Net loss	$(1,504)	$(8,808)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,459	10,947
Amortization of deferred financing charges	1,484	1,484
Net (gain) loss on sale of property, plant and equipment	(25)	269
Deferred income taxes	(931)	(5,442)
Non-cash stock-based compensation	707	596
Other non-cash adjustment, net	875	(1,228)
Net change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade accounts receivable	(9,981)	1,985
(Increase) decrease in inventory	(24,115)	10,670
(Decrease) increase in accounts payable and accrued liabilities	12,811	19,356
(Decrease) increase in other assets/liabilities	5,612	947

Net cash provided by (used in) operating activities	(4,608)	30,776

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,410)	(2,511)
Capitalized software costs	(333)	(70)
Proceeds from sale of property, plant and equipment	48	374

Net cash provided by (used in) investing activities	(3,695)	(2,207)

Cash flows from financing activities:
Cash overdraft	2,464	—
Borrowings under revolving line-of-credit	4,400	—
Principal repayments on long-term debt	(6,860)	(974)

Net cash provided by (used in) financing activities	4	(974)

Net effects of exchange rates on cash	(8)	75

(Decrease) increase in cash and cash equivalents	(8,307)	27,670
Cash and cash equivalents, beginning of period	9,893	27,267

Cash and cash equivalents, end of period	$1,586	$54,937

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

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase requires the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009. On June 20, 2008, the SEC approved an additional one year extension for non-accelerated filers with respect to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting. Under the amendment, the Company would be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010.

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

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US GAAP. The FSP is effective for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. Adoption of FSP 142-3 did not have a material impact on the consolidated financial statements.

In April 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends FAS 107 “Disclosures about Fair Value of Financial Instruments”, (“SFAS 107”) to require disclosures about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as annual financial statements. The FSP is effective for periods ending after June 15, 2009 and applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The FSP requires comparative disclosures only for periods ending after initial adoption. Adoption of the FSP resulted in the inclusion of the additional required disclosure in the Company’s interim financial statements for periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. Adoption of SFAS 165 resulted in the inclusion of the additional required disclosure in the Company’s financial statements for periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”) completing its accounting standards codification (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company will adopt the use of the Codification for the quarter ending October 3, 2009, therefore in our future financial statements, all references made to U.S. GAAP will use the new Codification referencing system prescribed by the FASB. As SFAS 168 is not intended to change or alter existing U.S. GAAP, it will not have any impact on our consolidated financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 26 weeks, respectively included in the three and six month periods ended July 4, 2009 and June 28, 2008.

Share-Based Compensation

Options to purchase 485,668 shares of Class L common stock and 4,371,008 of Class A common stock were granted on March 27, 2008. Through July 4, 2009, there have been no additional options granted. During the three and six month periods ended July 4, 2009 the Company recorded an expense, for all share-based compensation, of $0.3 million and $0.6 million, respectively. For the same periods ended June 28, 2008, the Company recorded an expense of $0.4 million and $0.7 million, respectively.

For purposes of determining the fair value of the stock option awards granted by the Company on March 27, 2008, the Company used the Black-Scholes option pricing model, with the following fair value assumptions:

Six Months Ended June 28, 2008

Dividend yield	0%
Volatility	24.50%
Risk free interest rate	2.93%
Expected life (years)	6.50

Stock option awards as of July 4, 2009, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, January 3, 2009 (2)	1,693,828
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 4, 2009 (2)	1,693,828	$23.86	3.0 years
Exercisable, April 4, 2009 (2)	1,083,285	$25.80	2.6 years

Outstanding, April 4, 2009 (2)	1,693,828
Granted	—
Exercised	—
Forfeited	(5,000)
Outstanding, July 4, 2009 (2)	1,688,828	$23.88	2.7 years
Exercisable, July 4, 2009 (2)	1,096,419	$25.53	2.4 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, January 3, 2009 (2)	15,244,445
Granted	—
Exercised	—
Forfeited	—

Outstanding, April 4, 2009 (2)	15,244,445	$0.43	3.0 years
Exercisable, April 4, 2009 (2)	9,749,559	$0.45	2.6 years
Outstanding, April 4, 2009 (2)	15,244,445
Granted	—
Exercised	—
Forfeited	(45,000)
Outstanding, July 4, 2009 (2)	15,199,445	$0.43	2.7 years
Exercisable, July 4, 2009 (2)	9,867,761	$0.44	2.4 years

(1)	Weighted Average Remaining Contractual Life based on options that are accounted for under SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS 123 (R)”).
(2)	As of July 4, 2009 there was no aggregate intrinsic value of the options.

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

Taxes

For the three and six months ended July 4, 2009, the income tax benefit includes benefits from the recognition of current net operating losses to be carried forward to future periods for both federal and state income taxes determined based on the current statutory rates, which are partially offset by increases in the valuation allowance for operating loss carry forwards for state tax purposes. Additionally, the income tax benefit for both periods ended July 4, 2009 included a benefit resulting from the reduction in the liability for unrecognized tax benefits described below.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at the beginning of its 2007 fiscal year. At July 4, 2009, the amount of the liability for unrecognized tax benefits was approximately $1.2 million, a decrease of $0.3 million when compared to January 3, 2009. This decrease is the result of a lapse of certain statute of limitations for prior periods. Of the

$1.2 million in liability related to the unrecognized tax benefits, $0.9 million would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

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

Based upon the expiration of the state statutes of limitations, we do not expect that the total amounts of unrecognized tax benefits will change significantly within the next twelve months. The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All U.S. federal income tax returns are closed through the short period ended October 30, 2003. The Internal Revenue Service is currently conducting an examination of the open years through fiscal year end 2007. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. The carrying value of the company’s debt related to the Credit Agreement and the Notes (as defined below in footnote No. 8 – Debt) was $392.5 million and $393.5 million at July 4, 2009 and January 3, 2009, respectively. The fair value at each of the periods ended July 4, 2009 and January 3, 2009 was $153.9 million.

Subsequent Event Review

The Company has evaluated the impact of subsequent events through August 14, 2009, the date on which the financial statements were available to be issued, and has determined that all subsequent events have been appropriately reflected in the accompanying financial statements.

4.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the most important characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 22 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 321 trucks, that provide multi-day per week delivery and returns along over 276 routes which cover 48 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery primarily to residential locations. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

Financial information for the two reportable segments is as follows:

(in thousands)	Three Months Ending		Six Months Ending
	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009
Net Sales
Distribution	$164,630	$128,133	$307,064	$246,347
Retail	6,612	6,182	12,106	11,818
Elimination	(5,424)	(4,704)	(9,458)	(8,820)

Total	$165,818	$129,611	$309,712	$249,345

Interest expense
Distribution	$8,167	$7,193	$17,090	$14,869
Retail	—	—	—	—

Total	$8,167	$7,193	$17,090	$14,869

Depreciation & amortization
Distribution	$5,147	$5,447	$10,357	$10,843
Retail	51	52	102	104

Total	$5,198	$5,499	$10,459	$10,947

Income tax benefit (expense)
Distribution	$(473)	$2,223	$778	$5,264
Retail	194	166	645	433

Total	$(279)	$2,389	$1,423	$5,697

Net income (loss)
Distribution	$1,428	$(3,182)	$(741)	$(8,203)
Retail	(151)	(204)	(763)	(605)

Total	$1,277	$(3,386)	$(1,504)	$(8,808)

(in thousands)	Three Months Ending		Six Months Ending
	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009
Capital Expenditures
Distribution	$892	$1,512	$3,737	$2,572
Retail	—	—	6	9

Total	$892	$1,512	$3,743	$2,581

Net sales in the U.S. increased as a percent of total sales in the three and six month periods ended July 4, 2009 to approximately 84.6% and 86.9% from 83.6% and 85.6% for the three and six month periods ended June 28, 2008, respectively. At July 4, 2009 and January 3, 2009, approximately 99.6% and 99.4% of long-lived assets were in the U.S.

No customer accounted for more than 3.0% of sales for the six month periods ended July 4, 2009 and June 28, 2008.

5.	Other Intangibles—Net

Intangible assets are comprised of:

(in thousands)

	Gross Carrying Value	Life	Accumulated Amortization	Balance at January 3, 2009
Retail trade name—A&A	$3,000	30	$(517)	$2,483
eServices trade name—DriverFX.com	1,000	15	(344)	656
Wholesale trade name—Keystone	50,000	30	(8,611)	41,389
Vendor agreements	60,249	17	(18,288)	41,961
Customer relationships—Reliable	17,000	20	(3,777)	13,223
Customer relationships—Keystone	100,752	17	(28,872)	71,880

Total intangibles, net	$232,001		$(60,409)	$171,592

	Gross Carrying Value	Life	Accumulated Amortization	Balance at July 4, 2009
Retail trade name—A&A	$3,000	30	$(567)	$2,433
eServices trade name—DriverFX.com	1,000	15	(378)	622
Wholesale trade name—Keystone	50,000	30	(9,444)	40,556
Vendor agreements	60,249	17	(20,000)	40,249
Customer relationships—Reliable	17,000	20	(4,431)	12,569
Customer relationships—Keystone	100,752	17	(31,667)	69,085

Total intangibles, net	$232,001		$(66,487)	$165,514

Amortization expense related to intangible assets for each of the three month periods ended July 4, 2009 and June 28, 2008 was $3.0 million.

The valuation of intangible assets with a definite life requires significant judgment based on short-term and long-term projections of operations. Assumptions supporting the estimated future cash flows include profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, discount rates and terminal growth rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS No. 144. Under SFAS No. 144, the Company’s long-lived assets and liabilities are grouped at the lowest level for which there is identifiable cash flow. The Company determined that, based on the organizational structure and the information that is provided to and reviewed by management, its long-lived asset groups consist of trade names for the Distribution and Retail segments, and vendor agreements and customer relationships for the Distribution segment. Long-lived assets, including intangible assets with a definite life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows, then an impairment charge is determined by comparing the carrying value of the asset to its fair value, based on discounted cash flows. In some circumstances, the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, the Company will accelerate depreciation to match the revised useful life of the asset.

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

The Bain Capital advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement. Selling, general and administrative expense for both the three and six month periods ended July 4, 2009 and June 28, 2008 include a management fee expense related to this agreement of $0.8 million and $1.5 million, respectively. Included in accounts payable at July 4, 2009 and June 28, 2008 was $1.5 million payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million; subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced. Selling, general and administrative expense for the three and six month periods ended July 4, 2009 and June 28, 2008 include a management fee expense of less than $0.1 million to Advent, respectively. Included in accounts payable at July 4, 2009 and June 28, 2008 was less than $0.1 million payable to Advent.

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

The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). Borrowings under the Credit Agreement generally bear interest at a margin over, at our option, the base rate or the reserve-adjusted London Inter-Bank Offer Rate (“LIBOR”). As of July 4, 2009, the applicable margin was 150 basis points over LIBOR or 50 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. The Revolver will mature on January 12, 2012. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and guarantors under the Revolver. As of July 4, 2009, our Revolver had an outstanding balance of $28.3 million. The Term Loan is secured by a first priority security interest in all of the Company’s machinery and equipment, real estate, intangibles and stock of its subsidiaries and the guarantors under the Term Loan, and a second priority security interest in its receivables and inventory.

Our 9.75% Senior Subordinated Notes due 2013 (the “Notes”) are fully and unconditionally guaranteed by all of our existing and future domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The Notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our subsidiaries’ and guarantors’ existing and future senior debt.

As of July 4, 2009, under our Credit Agreement and our Notes due 2013, we had total indebtedness of $392.5 million and $36.7 million of borrowing availability as defined by our Revolver, subject to customary conditions.

9.	Exit or Disposal Activities

On January 9, 2009, the Company implemented cost-reduction initiatives in both the Distribution and Retail segments to enhance the Company’s strategic progress and to respond to the recent, economic downturn. As a result, the Company incurred costs comprised of severance and other employee-related costs and charges for facility-related exit activities, including termination of leases and other contractual commitments. The employee-related costs totaled $0.9 million, which was comprised of severance and health insurance payments. The lease termination costs of $0.3 million were determined based on the fair value of the continuing liability incurred for the cessation of operations at the closed facilities. The Company established the reserves for the Exit or Disposal Activities on January 9, 2009 in accordance with SFAS 146. As SFAS 146 is subject to the requirements of SFAS 157, the reserve was also determined in accordance with SFAS 157.

The Reserve for Exit or Disposal Activities as of July 4, 2009, and changes during the period were as follows:

(in thousands)

Beginning balance, January 3, 2009	$—
Reserve established	1,156
Payments Made	(902)

Ending balance, April 4, 2009	$254

Beginning balance, April 4, 2009	$254
Reserve established	—
Payments Made	(228)

Ending balance, July 4, 2009	$26

FORWARD-LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933 (the “Securities Act”). Keystone Automotive Operations, Inc. (“we”, “us” or the “Company”) cautions readers that such “forward-looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements”. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals,” “intend,” “believe,” and similar words. Such “forward-looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals,” “intend,” “believe,” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the section of this report entitled “Forward-Looking Statements” as well as the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke delivery network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 22 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 321 trucks, that provide multi-day per week delivery and returns along over 276 routes which cover 48 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery primarily to residential locations. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment, and are eliminated to arrive at net sales to third parties.

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

Operations Overview

For the three and six month period ended July 4, 2009, our net sales decreased 21.8% and 19.5%, versus the three and six month periods ended June 28, 2008. Our Distribution segment generated $123.4 million, or 95.2%, and $237.5 million, or 95.3%, of our net sales in the three and six month period ended July 4, 2009, compared to $159.2 million, or 96.0%, and $297.6 million, or 96.1%, of our net sales in the three and six month period ended June 28, 2008. Our Retail segment generated $6.2 million, or 4.8%, and $11.8 million, or 4.7%, of our net sales in the three and six month periods ended July 4, 2009, compared to $6.6 million or 4.0%, and $12.1 million, or 3.9%, of our net sales in the three and six month periods ended June 28, 2008.

Our net loss increased by $4.7 million and $7.3 million, respectively, for the three and six month period ended July 4, 2009, to a net loss of $3.4 million and $8.8 million, respectively, compared to net income of $1.3 million and a net loss of $1.5 million, respectively, for the three and six month period ended June 28, 2008. The three and six month periods ended July 4, 2009 were negatively impacted by lower sales and gross margin which were partially offset by lower selling, general and administrative expense, lower interest expense, and higher income tax benefit.

Items Affecting Comparability

Comparability between 2009 and 2008 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 26 weeks, respectively, included in the three and six month periods ended July 4, 2009 and June 28, 2008.

Results of Operations

Three Months Ended July 4, 2009 Compared to the Three Months Ended June 28, 2008

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended July 4, 2009 to the three months ended June 28, 2008:

	Three Months Ended
(in thousands)	June 28, 2008	July 4, 2009	Favorable / (Unfavorable)
			Dollar Change	Percent Change
Net sales	$165,818	$129,611	$(36,207)	(21.8)%
Cost of sales	(113,544)	(90,139)	23,405	20.6

Gross profit	52,274	39,472	(12,802)	(24.5)
Selling, general and administrative expenses	(42,612)	(37,959)	4,653	10.9
Net gain (loss) on sale of property, plant and equipment	—	(128)	(128)	*

Income (loss) from operations	9,662	1,385	(8,277)	(85.7)
Interest expense, net	(8,167)	(7,193)	974	11.9
Other income	61	33	(28)	*

Income (loss) before income tax	1,556	(5,775)	(7,331)	(471.1)
Income tax benefit (expense)	(279)	2,389	2,668	*

Net income (loss)	1,277	(3,386)	(4,663)	(365.2)
Other comprehensive income (loss):	—
Foreign currency translation	10	108	98	*

Comprehensive income (loss)	$1,287	$(3,278)	$(4,565)	(354.7)%

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	June 28, 2008	July 4, 2009
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	68.5	69.5

Gross profit	31.5	30.5
Selling, general and administrative expenses	25.7	29.3
Net gain (loss) on sale of property, plant and equipment	—	(0.1)

Income (loss) from operations	5.8	1.1
Interest expense, net	4.9	5.5
Other income	—	—

Income (loss) before income tax	0.9	(4.4)
Income tax benefit (expense)	(0.2)	1.8

Net income (loss)	0.7%	(2.6)%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns.

Net sales for the quarter ended July 4, 2009 were $129.6 million, a decrease of $36.2 million, or 21.8%, compared to $165.8 million for the same period in the prior year. The decrease in sales is a continuation of the decline experienced beginning during the second half of 2008 and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic recession, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Should any of these factors continue or worsen, it could have a further negative impact on our sales. Our Dropship fulfillment operations (shipping via third party delivery primarily to residential locations) achieved double digit increases in net sales versus the same period in the prior year. Our National Accounts (customers that participate in retail markets on a national or multi-region basis) saw a single digit decrease in net sales and our Northeast, Midwest, West Coast, Canada, Southeast and International geographies saw double digit declines versus the same period in the prior year.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit decreased by $12.8 million, or 24.5%, from $52.3 million for the three month period ended June 28, 2008 to $39.5 million for the three month period ended July 4, 2009. The decrease in gross profit resulted from lower sales and selling margins. Gross margin was 30.5% for the three month period ended July 4, 2009 versus 31.5% for the three month period ended June 28, 2008.

Selling, General and Administrative Expenses. Included in selling, general and administrative expense are all non-product related operating expenses warehouse, marketing, delivery, selling and general and administrative expenses including depreciation and amortization, occupancy, and information technology, less certain benefits received from promotional activities. Selling, general and administrative expenses were $38.0 million, or 29.3%, and $42.6 million, or 25.7%, of sales for the three month period ended July 4, 2009 and June 28, 2008, respectively. The lower quarter-over-quarter expenses resulted primarily from a $3.0 million decrease in employee-related expense resulting primarily from the cost reduction programs in the delivery, warehouse and selling areas, and by a $1.9 million decrease in delivery fuel costs. These decreases were partially offset by increases in general and administrative expense due to increased bad debt expense and professional fees for the three month period ended July 4, 2009, as compared to the three month period ended June 28, 2008.

Interest Expense, Net. Interest expense decreased by $1.0 million, or 11.9%, to $7.2 million for the three months ended July 4, 2009 compared to $8.2 million for the same period in the prior year. The decrease is primarily related to a decrease in variable interest rates.

Income Tax Benefit / (Expense). The income tax benefit increased by $2.7 million, to a benefit of $2.4 million for the three months ended July 4, 2009 from an expense of $0.3 million for the three months ended June 28, 2008. Our effective tax benefit rate was 41.4% for the three months ended July 4, 2009 compared to an effective tax expense rate of 17.9% for the three months ended June 28, 2008. This increase in effective tax benefit rate is due to the recognition of current net operating losses to be carried forward to future periods for both federal and state income taxes determined on the current statutory rates, which are partially offset by increases in the valuation allowance for operating loss carry forwards for state tax purposes. Additionally, the current period effective tax benefit rate increased as a result of the reduction in the liability for unrecognized tax benefits due to the lapse of certain statute of limitations for prior periods.

Net Income / (Loss). Net loss increased by $4.7 million to a loss of $3.4 million for the three months ended July 4, 2009, compared to a net income of $1.3 million for the same period in the prior year. The increase in the net loss is primarily attributed to a $12.8 million decrease in gross profit, partially offset by a $4.7 million decrease in selling, general and administrative expense, a $1.0 million decrease in interest expense and a $2.7 million increase in income tax benefit.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $35.8 million, or 22.5%, for the three months ended July 4, 2009 compared to the same period in the prior year. The decrease in sales is a continuation of the decline experienced beginning during the second half of 2008 and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic recession, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Net loss for the Distribution segment increased by $4.6 million for the three months ended July 4, 2009 compared to the three months ended June 28, 2008. The increase is due primarily to a decrease in gross profit, partially offset by a decrease in selling, general and administrative expense, interest expense and an increase in the income tax benefit.

The Retail segment’s sales decreased by $0.4 million, or 6.5%, for the three months ended July 4, 2009 compared to the same period in the prior year. The Retail segment’s net loss for the three month period ended July 4, 2009 increased less than $0.1 million compared to the same period in the prior year.

Six Months Ended July 4, 2009 Compared to the Six Months Ended June 28, 2008

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the six months ended July 4, 2009 to the six months ended June 28, 2008:

	Six Months Ended
(in thousands)	June 28, 2008	July 4, 2009	Favorable / (Unfavorable)
			Dollar Change	Percent Change
Net sales	$309,712	$249,345	$(60,367)	(19.5)%
Cost of sales	(210,992)	(170,298)	40,694	19.3
Gross profit	98,720	79,047	(19,673)	(19.9)
Selling, general and administrative expenses	(84,661)	(78,459)	6,202	7.3
Net gain (loss) on sale of property, plant and equipment	25	(269)	(294)	*

Income (loss) from operations	14,084	319	(13,765)	(97.7)
Interest expense, net	(17,090)	(14,869)	2,221	13.0
Other income	79	45	(34)	*

Income (loss) before income tax	(2,927)	(14,505)	(11,578)	(395.6)
Income tax benefit (expense)	1,423	5,697	4,274	*
Net income (loss)	(1,504)	(8,808)	(7,304)	(485.6)
Other comprehensive income (loss):
Foreign currency translation	(26)	52	78	*

Comprehensive income (loss)	$(1,530)	$(8,756)	$(7,226)	(472.3)%

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Six Months Ended
	June 28, 2008	July 4, 2009
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	68.1	68.3

Gross profit	31.9	31.7
Selling, general and administrative expenses	27.4	31.5

Net gain (loss) on sale of property, plant and equipment	—	(0.1)

Income (loss) from operations	4.5	0.1
Interest expense, net	5.5	5.9
Other income	—	—

Income (loss) before income tax	(1.0)	(5.8)
Income tax benefit (expense)	0.5	2.3

Net income (loss)	(0.5)%	(3.5)%

Net Sales. Net sales for the six months ended July 4, 2009 were $249.3 million, a decrease of $60.4 million, or 19.5%, compared to $309.7 million for the same period in the prior year. The decrease in sales is a continuation of the decline experienced beginning during the second half of 2008 and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic uncertainty, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Should any of these factors continue or worsen, it could have a further negative impact on our sales. Our Dropship fulfillment operations (shipping via third party delivery primarily to residential locations) achieved double digit increases in net sales versus the same period in the prior year. Our National Accounts (customers that participate in retail markets on a national or multi-region basis) saw a single digit increase in net sales while our Northeast, Midwest, West Coast, Canada, Southeast and International geographies saw double digit declines versus the same period in the prior year.

Gross Profit. Gross profit decreased by $19.7 million, or 19.9%, from $98.7 million for the six month period ended June 28, 2008 to $79.0 million for the six month period ended July 4, 2009. The decrease in gross profit resulted from lower sales and selling margins. Gross margin was 31.9% for the six month period ended June 28, 2008 versus 31.7% for the six month period ended July 4, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $84.7 million, or 27.4%, of sales for the six month period ended June 28, 2008 compared to $78.5 million or 31.5% of sales for the six month period ended July 4, 2009. The lower quarter-over-quarter expenses resulted primarily from a $6.0 million decrease in employee-related expense resulting from the cost reduction programs in the delivery, warehouse and selling areas, and by a $3.3 million decrease in delivery fuel costs. These decreases were partially offset by higher general and administrative expense due to increased bad debt expense and professional fees and by increased severance and facility-related exit costs.

Interest Expense, Net. Interest expense decreased by $2.2 million, or 13.0%, to $14.9 million for the six months ended July 4, 2009 compared to $17.1 million for the same period in the prior year. The decrease is primarily related to a decrease in variable interest rates.

Income Tax Benefit / (Expense). The income tax benefit increased by $4.3 million, to a benefit of $5.7 million for the six months ended July 4, 2009 from a benefit of $1.4 million for the six months ended June 28, 2008. Our effective tax benefit rate was 39.3% for the six months ended July 4, 2009 compared to an effective tax benefit rate of 48.6% for the six months ended June 28, 2008. This increase in effective tax benefit rate is due to the recognition of current net operating losses to be carried forward to future periods for both federal and state income taxes determined on the current statutory rates, which are partially offset by increases in the valuation allowance for operating loss carry forwards for state tax purposes. Additionally, the current period effective tax benefit rate increased as a result of the reduction in the liability for unrecognized tax benefits due to the lapse of certain statute of limitations for prior periods.

Net Income / (Loss). Net loss increased by $7.3 million to a loss of $8.8 million for the six months ended July 4, 2009, compared to a loss of $1.5 million for the same period in the prior year. The increase in the net loss is primarily attributed to a $19.7 million decrease in gross profit, partially offset by a $6.2 million decrease in selling, general and administrative expense, a $2.2 million decrease in interest expense and a $4.3 million increase in income tax benefit for the six months ended July 4, 2009.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $60.1 million, or 20.2%, for the six months ended July 4, 2009 compared to the same period in the prior year. The decrease in sales is a continuation of the decline experienced beginning during the second half of 2008 and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic uncertainty, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Net loss for the Distribution segment increased by $7.5 million for the six months ended July 4, 2009 compared to the six months ended June 28, 2008. The increase is due primarily to a decrease in gross profit, partially offset by a decrease in selling, general and administrative expense, interest expense and an increase in the income tax benefit.

The Retail segment’s sales decreased by $0.3 million, or 2.4%, for the six months ended July 4, 2009 compared to the same period in the prior year. The Retail segment’s net loss for the six month period ended July 4, 2009 decreased by $0.2 million compared to the same period in the prior year.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the six months ended July 4, 2009 was $30.8 million compared to net cash used in operating activities of $4.6 million for the six months ended June 28, 2008. The increase in cash from operations was driven by a larger reduction in the levels of net operating assets employed in the business than the prior year period, driven principally by improved management of inventories, partially offset by a decrease in net income after adjustment for non-cash charges. Non-cash charges include depreciation and amortization, amortization of deferred financing charges, net gains or losses on sales of property, plant and equipment, deferred income taxes, non-cash stock-based compensation expense, and other non-cash charges.

Investing Activities. Net cash used in investing activities was $2.2 million for the period ended July 4, 2009; a decrease of $1.5 million from the net cash used in investing activities of $3.7 million in the period ended June 28, 2008. The decrease in investing activities is related to lower purchases of property, plant and equipment, lower capitalized software costs and by an increase of proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used by financing activities during the six month period ended July 4, 2009 was $1.0 million for debt principal repayments, compared to net cash provided by financing activities during the same period ended June 28, 2008 of less than $0.1 million.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements provide the Company with operational flexibility and liquidity to meet its strategic and operational goals. As of July 4, 2009, we had $91.6 million in available cash and borrowing capacity under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements. Less frequent uses of cash can include payments of restrictive distributions to Holdings, and acquisitions.

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

Debt Service. The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). As of July 4, 2009, under our Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 (the “Notes”), we had total indebtedness of $392.5 million and $36.7 million of borrowing availability as defined by our Revolver, subject to customary conditions.

Borrowings under the Credit Agreement generally bear interest at a margin over, at our option, the base rate or the reserve-adjusted LIBOR. As of July 4, 2009, the applicable margin was 150 basis points over LIBOR or 50 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. Our obligations under the Revolver are secured by a first priority security interest in all of our receivables and inventory and a second priority security interest in the stock of our subsidiaries and all other assets of us and the guarantors under the Revolver. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of us and the guarantors under the Term Loan, and a second priority security interest in our receivables and inventory.

The Notes mature in 2013 and are fully and unconditionally guaranteed by all of our existing and future domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The Notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our subsidiaries’ and guarantors’ existing and future senior debt. If we cannot make payments required by the Notes, the subsidiary guarantors are required to make the payments.

Capital Expenditures. We expect to spend approximately $5.0 million on capital expenditures in 2009. Through the six months ended July 4, 2009, $2.6 million was spent on capital expenditures. Although the Credit Agreement contains restrictions on the total amount of our annual capital expenditures, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate for our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $135.9 million at July 4, 2009 and $140.1 million at January 3, 2009. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

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

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of July 4, 2009.

(in millions)

	Payments Due by Period
	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations

Term loan	$1.9	$187.3	$—	$—	$189.2
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	28.3	—	—	28.3
Capital leases	0.1	—	—	—	0.1
Operating lease obligations	6.9	8.5	5.6	4.0	25.0
Interest on indebtedness (1)	24.2	43.3	31.4	—	98.9

Total contractual cash obligations (2)	$33.1	$267.4	$212.0	$4.0	$516.5

(1)	Represents interest on the notes and interest on the senior credit facility assuming a LIBOR based effective interest rate of 0.2%. Each increase or decrease in LIBOR of 1.0% would result in an increase or decrease in annual interest on the senior credit facilities of $2.2 million assuming outstanding indebtedness of $217.5 million under our senior credit facilities.
(2)	The obligations above exclude $1.2 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with FIN 48. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all.

Recent Accounting Pronouncements

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002

(“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase requires the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009. On June 20, 2008, the SEC approved an additional one year extension for non-accelerated filers with respect to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting. Under the amendment, the Company would be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010.

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

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US GAAP. The FSP is effective for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. Adoption of FSP 142-3 did not have a material impact on the consolidated financial statements.

In April 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends FAS 107 “Disclosures about Fair Value of Financial Instruments”, (“SFAS 107”) to require disclosures about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as annual financial statements. The FSP is effective for periods ending after June 15, 2009 and applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The FSP requires comparative disclosures only for periods ending after initial adoption. Adoption of the FSP resulted in the inclusion of the additional required disclosure in the Company’s interim financial statements for periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. Adoption of SFAS 165 resulted in the inclusion of the additional required disclosure in the Company’s financial statements for periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”) completing its accounting standards codification (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company will adopt the use of the Codification for the quarter ending October 3, 2009, therefore in our future financial statements, all references made to U.S. GAAP will use the new Codification referencing system prescribed by the FASB. As SFAS 168 is not intended to change or alter existing U.S. GAAP, it will not have any impact on our consolidated financial statements.

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

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. We use a fleet of trucks to deliver specialty automotive equipment parts to our customers. While recently moderated, the general upward trend in the cost of fuel over the past several years has caused us to incur increased costs in operating our fleet, which has an adverse effect on our financial condition and results of operations.

Interest Rate Risk and Sensitivity Analysis

As of July 4, 2009, our exposure to changes in interest rates is related to our Credit Agreement with a balance of $217.5 million; comprised of 189.2 million in debt, under the Term Loan and $28.3 million under the Revolver. The Credit Agreement provides for quarterly principal and interest payments at LIBOR plus 3.5% and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.2 million change to interest expense. The interest rate on both the $175.0 million of our Notes and the $0.1 million in debt related to capital leases are fixed.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

3.1	Articles of Incorporation of Keystone Automotive Operations, Inc.
3.1a	Articles / Certificate of Merger between Keystone Automotive Operations, Inc. and Keystone Merger Sub, Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in Exeter Township, Pennsylvania, on August 14, 2009.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ RICHARD S. PARADISE
Richard S. Paradise
Chief Financial Officer