Form 10-Q
period 2009-10-03
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2009-11-16
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 3, 2009

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

(Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 16, 2009, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED OCTOBER 3, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	January 3, 2009	October 3, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$27,267	$64,301
Trade accounts receivable, net of allowance for doubtful accounts of $5,836 and $4,106 respectively	41,728	34,679
Inventories	106,256	99,333
Deferred tax assets	7,308	7,018
Prepaid expenses and other current assets	4,407	2,553

Total current assets	186,966	207,884
Property, plant and equipment, net	47,441	42,894
Deferred financing costs, net	8,343	6,117
Capitalized software, net	515	207
Intangible assets, net	171,592	162,476
Other assets	2,380	2,374

Total Assets	$417,237	$421,952

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$21,646	$43,685
Accrued interest	4,157	7,689
Accrued compensation	5,603	7,476
Accrued expenses	13,522	13,453
Current maturities of long-term debt	1,963	1,948

Total current liabilities	46,891	74,251
Long-term debt	391,544	390,084
Other long-term liabilities	3,756	3,417
Deferred tax liabilities	16,637	10,860

Total liabilities	458,828	478,612

Shareholder’s Equity
Common stock, par value of $0.01 per share: Authorized/Issued 1,000 in 2003	—	—
Contributed capital	191,481	192,376
Accumulated deficit	(233,356)	(249,640)
Accumulated other comprehensive income	284	604

Total shareholder’s equity / (deficit)	(41,591)	(56,660)

Total liabilities and shareholder’s equity	$417,237	$421,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending		Nine Months Ending
	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009
Net sales	$136,259	$116,615	$445,971	$365,960

Cost of sales	(94,277)	(81,115)	(305,269)	(251,413)

Gross profit	41,982	35,500	140,702	114,547

Selling, general and administrative expenses	(40,997)	(35,845)	(125,658)	(114,304)

Net gain (loss) on sale of property, plant and equipment	(12)	(44)	13	(313)

Income (loss) from operations	973	(389)	15,057	(70)

Interest expense, net	(8,125)	(7,102)	(25,215)	(21,971)

Other income (expense), net	(8)	30	71	75

Income (loss) before income tax	(7,160)	(7,461)	(10,087)	(21,966)

Income tax benefit (expense)	1,700	(15)	3,123	5,682

Net income (loss)	(5,460)	(7,476)	(6,964)	(16,284)

Other comprehensive income (loss):

Foreign currency translation	(40)	242	(66)	294

Comprehensive income (loss)	$(5,500)	$(7,234)	$(7,030)	$(15,990)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Nine Months Ending
	September 27, 2008	October 3, 2009

Cash flows from operating activities:
Net loss	$(6,964)	$(16,284)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,894	16,254
Amortization of deferred financing charges	2,227	2,226
Net (gain) loss on sale of property, plant and equipment	13	313
Deferred income taxes	(2,355)	(5,487)
Non-cash stock-based compensation	1,143	895
Other non-cash adjustment, net	(116)	(2,044)
Net change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade accounts receivable	(2,463)	8,779
(Increase) decrease in inventory	(6,010)	7,243
(Decrease) increase in accounts payable and accrued liabilities	(3,258)	27,022
(Decrease) increase in other assets/liabilities	5,274	1,963

Net cash provided by (used in) operating activities	3,385	40,880

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,869)	(2,844)
Capitalized software costs	(366)	(160)
Proceeds from sale of property, plant and equipment	91	420

Net cash provided by (used in) investing activities	(4,144)	(2,584)

Cash flows from financing activities:
Principal repayments on long-term debt	(7,334)	(1,460)

Net cash provided by (used in) financing activities	(7,334)	(1,460)

Net effects of exchange rates on cash	4	198

(Decrease) increase in cash and cash equivalents	(8,089)	37,034
Cash and cash equivalents, beginning of period	9,893	27,267

Cash and cash equivalents, end of period	$1,804	$64,301

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

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) are wholesale distributors and retailers of automotive aftermarket accessories and equipment, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 17,000 customers. The Company’s wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 20 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

2.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and other accounting literature (Topic 105, “Generally Accepted Accounting Principles”). Adoption of Topic 105 changed the referencing of financial standards effective for interim or annual financial periods ending after September 15, 2009. The Company has adopted Topic 105 for the quarter ending October 3, 2009. Topic 105 is not intended to change or alter existing U.S. GAAP and did not have any impact on our consolidated financial statements. Subsequent to the issuances of the ASC, the FASB has released Accounting Standard Update Numbers 2009-01 through 2009-15. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase required the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009. On June 20, 2008, the SEC approved an additional one year extension for non-accelerated filers with respect to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting.

Under the amendment, the Company would have been required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010. However, on October 2, 2009, the SEC announced that it is providing non-accelerated filers with additional time to comply with the SEC’s internal control audit requirements. As a result, the Company will be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 1, 2011.

Effective January 4, 2009 the Company adopted ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Adoption of Topic 805 did not have a material impact upon adoption, however, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009; non controlling (minority) interests are valued at fair value at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

Effective January 4, 2009, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“Topic 820”) for non financial assets and liabilities measured at fair value on a non-recurring basis, which introduced a new framework for determining fair value measurements. Topic 820 has been effective since December 30, 2007 for financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. On January 4, 2009, the date of adoption for the Company, no such measurements were required and, therefore, there was no impact associated with the adoption.

Effective January 4, 2009 the Company adopted ASC Topic 350, “Intangibles – Goodwill and Other” (“Topic 350”). Topic 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Topic 350 is intended to improve the consistency between the useful life of an intangible asset determined under Topic 350 and the period of expected cash flows used to measure the fair value of the asset under Topic 805. Topic 350 is effective for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. Adoption of Topic 350 did not have a material impact on the consolidated financial statements.

Effective July 4, 2009 the Company adopted ASC Topic 825, “Financial Instruments” (“Topic 825”) which requires disclosures about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as annual financial statements. Topic 825 is effective for periods ending after June 15, 2009 and applies to all financial instruments within the scope of Topic 825, and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. Topic 825 requires comparative disclosures only for periods ending after initial adoption. Adoption of the Topic 825 resulted in the inclusion of the additional required disclosure in the Company’s interim financial statements for periods ending after June 15, 2009.

Effective July 4, 2009 the Company adopted ASC Topic 855 , “Subsequent Events” (“Topic 855”). Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. Adoption of Topic 855 resulted in the inclusion of the additional required disclosure in the Company’s financial statements for periods ending after June 15, 2009.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 39 weeks, respectively included in the three and nine month periods ended October 3, 2009 and September 27, 2008.

Share-Based Compensation

Options to purchase 485,668 shares of Class L common stock and 4,371,008 of Class A common stock were granted on March 27, 2008. Through October 3, 2009, there have been no additional options granted. During the three and nine month periods ended October 3, 2009 the Company recorded an expense, for all share-based compensation, of $0.3 million and $0.9 million, respectively. For the same periods ended September 27, 2008, the Company recorded an expense of $0.4 million and $1.1 million, respectively.

For purposes of determining the fair value of the stock option awards granted by the Company on March 27, 2008, the Company used the Black-Scholes option pricing model, with the following fair value assumptions:

Nine Months Ended September 27, 2008
Dividend yield	0%
Volatility	24.50%
Risk free interest rate	2.93%
Expected life (years)	6.50

Stock option awards as of October 3, 2009, and changes during the period were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, January 3, 2009 (2)	1,693,828
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 4, 2009 (2)	1,693,828	$23.86	3.0 years
Exercisable, April 4, 2009 (2)	1,083,285	$25.80	2.6 years

Outstanding, April 4, 2009 (2)	1,693,828
Granted	—
Exercised	—
Forfeited	(5,000)
Outstanding, July 4, 2009 (2)	1,688,828	$23.88	2.7 years
Exercisable, July 4, 2009 (2)	1,096,419	$25.53	2.4 years

Outstanding, July 4, 2009 (2)	1,688,828
Granted	—
Exercised	—
Forfeited	—
Outstanding, October 3, 2009 (2)	1,688,828	$23.88	2.5 years
Exercisable, October 3, 2009 (2)	1,160,419	$24.18	2.5 years

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(1)
Outstanding, January 3, 2009 (2)	15,244,445
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 4, 2009 (2)	15,244,445	$0.43	3.0 years
Exercisable, April 4, 2009 (2)	9,749,559	$0.45	2.6 years

Outstanding, April 4, 2009 (2)	15,244,445
Granted	—
Exercised	—
Forfeited	(45,000)
Outstanding, July 4, 2009 (2)	15,199,445	$0.43	2.7 years
Exercisable, July 4, 2009 (2)	9,867,761	$0.44	2.4 years

Outstanding, July 4, 2009 (2)	15,199,445
Granted	—
Exercised	—
Forfeited	—
Outstanding, October 3, 2009 (2)	15,199,445	$0.43	2.5 years
Exercisable, October 3, 2009 (2)	10,443,761	$0.42	2.5 years

(1) Weighted Average Remaining Contractual Life based on options that are accounted for under ASC Topic 718, “Share Based Payments” (“Topic 718”).

(2) As of January 3, 2009; April 4, 2009; July 4, 2009; and October 3, 2009 there was no aggregate intrinsic value of the options.

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with the Company’s Chief Executive Officer and President, Edward H. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, (collectively, the “Restricted Stock”), subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the Restricted Stock vested on October 31, 2008 and the remaining fifty percent (50%) vests on June 30, 2010, if Mr. Orzetti is continuously employed by the Company or one of its subsidiaries through such dates, subject to earlier vesting upon certain events, including a Sale of the Company (as defined in the Restricted Stock Agreement). If Mr. Orzetti’s employment with the Company is terminated, he will forfeit any unvested shares of Restricted Stock. Mr. Orzetti has full voting rights with respect to the shares of Restricted Stock, but until the shares vest he may not transfer any of the shares and the Company will retain physical custody of the certificates for the shares. In addition, prior to vesting, any dividends to which the shares of restricted stock are entitled will be accumulated and held by the Company subject to the same restrictions as the underlying shares. The fair value of the Restricted Stock, computed in accordance with Topic 718, was approximately $1.0 million.

Taxes

The income tax benefit (expense) for the three and nine months ended October 3, 2009 was an expense of less than $0.1 million and an income tax benefit of $5.7 million, respectively, compared to income tax benefits of $1.7 million and $3.1 million for the similar periods last year . For the nine months ended October 3, 2009, the effective tax benefit rate was 25.9%, reflecting the benefits from the recognition of current net operating losses to be carried forward to future periods for both federal and state income taxes determined on the current statutory rates, which are partially offset by increases in the valuation allowance for operating loss carry forwards for both federal and state tax purposes. The less than $0.1 million income tax expense in the three month period ended October 3, 2009 resulted primarily from the increase during the period in the previously described valuation allowance for federal income tax purposes. The increase in the valuation allowance for federal income tax purposes during the third quarter resulted from changes in projections for future taxable income over the periods in which the deferred tax assets are deductible resulting in the determination that it was more likely than not that additional deferred tax assets would not be realized.

The Company adopted the provisions of ASC Topic 740, “Income Taxes”, (Topic 740) at the beginning of its 2007 fiscal year. At October 3, 2009, the amount of the liability for unrecognized tax benefits was approximately $1.2 million, a decrease of $0.3 million when compared to January 3, 2009. This decrease is the result of a lapse of certain statute of limitations for prior periods. All of the $1.2 million in liability related to the unrecognized tax benefits, would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

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

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. The carrying value of the company’s debt related to the Credit Agreement and the Notes (as defined below in footnote No. 8 – Debt) was $392.0 million and $393.5 million at October 3, 2009 and January 3, 2009, respectively. The fair value at each of the periods ended October 3, 2009 and January 3, 2009 was $175.5 million and $153.9 million, respectively.

4.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the most important characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 22 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 310 trucks, that provide multi-day per week delivery and returns along over 273 routes which cover 48 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery primarily to residential locations. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail

The Retail segment of our business operates 20 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Financial information for the two reportable segments is as follows:

(in thousands)	Three Months Ending		Nine Months Ending
	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009
Net Sales
Distribution	$134,470	$114,395	$441,534	$360,742
Retail	6,283	5,441	18,389	17,259
Elimination	(4,494)	(3,221)	(13,952)	(12,041)

Total	$136,259	$116,615	$445,971	$365,960

Interest expense
Distribution	$(8,125)	$(7,102)	$(25,215)	$(21,971)
Retail	—	—	—	—

Total	$(8,125)	$(7,102)	$(25,215)	$(21,971)

Depreciation & amortization
Distribution	$5,384	$5,256	$15,741	$16,098
Retail	51	52	153	156

Total	$5,435	$5,308	$15,894	$16,254

Income tax benefit (expense)
Distribution	$1,431	$(56)	$2,209	$5,208
Retail	269	41	914	474

Total	$1,700	$(15)	$3,123	$5,682

Net income (loss)
Distribution	$(5,198)	$(6,992)	$(5,939)	$(15,195)
Retail	(262)	(484)	(1,025)	(1,089)

Total	$(5,460)	$(7,476)	$(6,964)	$(16,284)

(in thousands)	Three Months Ending		Nine Months Ending
	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009
Capital Expenditures
Distribution	$492	$423	$4,229	$2,987
Retail	—	—	6	$17

Total	$492	$423	$4,235	$3,004

Net sales in the U.S. as a percent of total sales in the three and nine month periods ended October 3, 2009 were approximately 84.4% and 86.1% compared to 86.1% and 85.8% for the three and nine month periods ended September 27, 2008, respectively. At October 3, 2009 and January 3, 2009, approximately 99.6% and 99.4% of long-lived assets were in the U.S.

No customer accounted for more than 3.0% of sales for the nine month periods ended October 3, 2009 and September 27, 2008.

5.	Other Intangibles—Net

Intangible assets are comprised of:

(in thousands)

	Gross Carrying Value	Life	Accumulated Amortization	Balance at January 3, 2009
Retail trade name—A&A	$3,000	30	$(517)	$2,483
eServices trade name—DriverFX.com	1,000	15	(344)	656
Wholesale trade name—Keystone	50,000	30	(8,611)	41,389
Vendor agreements	60,249	17	(18,288)	41,961
Customer relationships—Reliable	17,000	20	(3,777)	13,223
Customer relationships—Keystone	100,752	17	(28,872)	71,880

Total intangibles, net	$232,001		$(60,409)	$171,592

	Gross Carrying Value	Life	Accumulated Amortization	Balance at October 3, 2009
Retail trade name—A&A	$3,000	30	$(592)	$2,408
eServices trade name—DriverFX.com	1,000	15	(394)	606
Wholesale trade name—Keystone	50,000	30	(9,861)	40,139
Vendor agreements	60,249	17	(20,882)	39,367
Customer relationships—Reliable	17,000	20	(4,732)	12,268
Customer relationships—Keystone	100,752	17	(33,064)	67,688

Total intangibles, net	$232,001		$(69,525)	$162,476

Amortization expense related to intangible assets for each of the three month periods ended October 3, 2009 and September 27, 2008 was $3.0 million.

The valuation of intangible assets with a definite life requires significant judgment based on short-term and long-term projections of operations. Assumptions supporting the estimated future cash flows include profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, discount rates and terminal growth rates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under Topic ASC 360, “Property, Plant and Equipment” (“Topic 360”). Under Topic 360, the Company’s long-lived assets and liabilities are grouped at the lowest level for which there is identifiable cash flow. The Company determined that, based on the organizational structure and the information that is provided to and reviewed by management, its long-lived asset groups consist of trade names for the Distribution and Retail segments, and vendor agreements and customer relationships for the Distribution segment. Long-lived assets, including intangible assets with a definite life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying value of the long-lived asset is not recoverable from its undiscounted cash flows, then an impairment charge is determined by comparing the carrying value of the asset to its fair value, based on discounted cash flows. In some circumstances, the carrying value may be appropriate; however, the event that triggered the review of the asset may indicate a revision to the service life of the asset. In such cases, the Company will accelerate depreciation to match the revised useful life of the asset.

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

The Bain Capital advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement. Selling, general and administrative expense for both the three and nine month periods ended October 3, 2009 and September 27, 2008 include a management fee expense related to this agreement of $0.8 million and $2.3 million, respectively. Included in accounts payable at October 3, 2009 and September 27, 2008 was $2.3 million payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million; subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced. Selling, general and administrative expense for the three and nine month periods ended October 3, 2009 and September 27, 2008 include a management fee expense of less than $0.1 million to Advent, respectively. Included in accounts payable at October 3, 2009 and September 27, 2008 was less than $0.1 million payable to Advent.

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

The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). Borrowings under the Credit Agreement generally bear interest at a margin over, at our option, the base rate or the reserve-adjusted London Inter-Bank Offer Rate (“LIBOR”). As of October 3, 2009, the applicable margin was 150 basis points over LIBOR or 50 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan.

The Company’s obligations under the Credit Agreements are guaranteed by Holdings and all of the Company’s 100% wholly owned domestic subsidiaries. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and guarantors under the Revolver. The Term Loan is secured by a first priority security interest in all of the Company’s machinery and equipment, real estate, intangibles and stock of its subsidiaries and the guarantors under the Term Loan, and a second priority security interest in its receivables and inventory.

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

As of October 3, 2009, we had $28.3 million borrowed and $32.6 million of borrowing availability under the Revolver, subject to customary conditions. The Revolver will mature on January 12, 2012. As of October 3, 2009, under our Credit Agreement and our Notes due 2013, we had total indebtedness of $392.0 million.

9.	Exit or Disposal Activities

The Company implemented cost-reduction initiatives during the year in both the Distribution and Retail segments to enhance the Company’s strategic progress and to respond to the recent, economic downturn. As a result, the Company incurred costs comprised of severance and other employee-related costs and charges for facility-related exit activities, including termination of leases and other contractual commitments. The employee-related costs totaled $0.9 million, which was comprised of severance and health insurance payments. The facility termination costs of $0.5 million were determined based on the fair value of the continuing liability incurred for the cessation of operations at the closed facilities. The Company established the reserves for the Exit or Disposal Activities on during the 2009 fiscal year in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“Topic 420”). As Topic 420 is subject to the requirements of Topic 820, the reserve was also determined in accordance with Topic 820.

The Reserve for Exit or Disposal Activities as of October 3, 2009, and changes during the period were as follows:

(in thousands)

Beginning balance, January 3, 2009	$—
Reserve established	1,156
Payments Made	(902)

Ending balance, April 4, 2009	$254

Beginning balance, April 4, 2009	$254
Reserve established	—
Payments Made	(228)

Ending balance, July 4, 2009	$26

Beginning balance, July 4, 2009	$26
Reserve established	268
Payments Made	(70)

Ending balance, October 3, 2009	$224

10.	Subsequent Events

On November 6, 2009, the U.S. enacted the “Worker, Homeownership, and Business Assistance Act of 2009”, (the “Legislation”). The Legislation includes a provision that generally increases the carryback period for U.S. federal net operating losses arising in either 2008 or 2009 from two years to five years. The Company is expecting that it will book an additional income tax benefit in the fourth quarter of 2009 related to the expansion of the U.S. federal net operating loss carryback provisions.

On November 11, 2009, subsequent to the end of the 2009 third quarter, the Company entered into agreements approved by the Compensation Committee (the “Committee”) of the Board of Directors of Holdings, adopting a new long-term incentive plan (the “LTIP”) for certain of the Company’s employees, officers and senior executives (collectively, “Employees”). The LTIP is comprised of two compensation elements: (a) amended and restated stock option grants that will replace existing options to purchase Class A and Class L shares of Holdings (the “Old Options”) with new options to purchase Class A and Class L shares of Holdings (the “New Options”), and (b) a restricted cash bonus (the “Cash Bonuses” or individually “Cash Bonus”). Sixty-eight Employees elected to receive New Options and fifteen employees were granted Cash Bonuses.

The Committee offered Employees that had been granted Old Options with an exercise price higher than the current fair market valuation of Holdings’ Class A and Class L shares the opportunity to terminate and replace all of the Old Options they held with a certain number of New Options, for which the new exercise price for the purchase of Class A and Class L shares of Holdings would be equal to the current fair market valuation of such shares. Each Employee’s New Options will vest in one third increments on September 30 of 2010, 2011 and 2012, provided that such Employee is employed by the Company at the time of the relevant vesting date. All of an Employee’s New Options will vest upon a Sale of the Company, as defined in the Amended and Restated Option Grant Agreements, provided that such Employee is employed by the Company at the time of a Sale of the Company. In determining to issue the New Options, the Committee considered the fact that the Old Options had exercise prices well above the current fair market valuation of the Class A and Class L shares of Holdings and, therefore, no longer provided sufficient incentives for Employees, and determined that issuing the New Options was in the best interest of the Company, Holdings, stockholders and other stakeholders. The following Table sets forth information about the Old Options and the New Options granted to the named executive officers:

Name and principal position	Number of Shares Underlying Old Option	Per Share Exercise Price of Old Option (weighted average)	Number of Shares Underlying New Option	Per Share Exercise Price of New Option
Edward H. Orzetti, Chairman, Chief Executive Officer and President	4,082,230	$2.75	4,100,000	$0.87
Richard S. Paradise, Executive Vice President and Chief Financial Officer	—	—	1,500,000	0.87
Patrick Judge, Executive Vice President, Secretary and Compliance Officer	854,030	3.45	450,000	0.87
Anthony D. Fordiani, Executive Vice President, Fulfillment	700,000	3.45	450,000	0.87
Murthy K. Sathya, Vice President, Category Management	900,000	1.75	900,000	0.87

The aggregate Cash Bonuses approximates $1.7 million. Each Employee’s Cash Bonus is subject to the terms and conditions of an Incentive Bonus Agreement, which provides that the Cash Bonus, reduced for applicable federal, state, and local taxes withheld, shall be deposited into a securities account in the Employee’s name and, at Holdings’ direction, used to purchase the Notes, as defined above in footnote No. 8 - Debt. An Employee’s interest in the Notes held in his or her securities account (as well as interest payments allocable to such Notes) will vest in one third increments on September 30 of 2010, 2011 and 2012 or upon the repayment of the Notes or a Sale of the Company, as defined in the Incentive Bonus Agreement, in each case provided that such Employee remains employed by the Company through the applicable vesting date. The following Table sets forth information about the Cash Bonuses granted to the named executive officers:

Named Executive Officer	Cash Bonus Amount
Edward H. Orzetti, Chairman, Chief Executive Officer and President	$763,104.00
Richard S. Paradise, Executive Vice President and Chief Financial Officer	191,489.00
Patrick Judge, Executive Vice President, Secretary and Compliance Officer	57,447.00
Anthony D. Fordiani, Executive Vice President, Fulfillment	57,447.00
Murthy K. Sathya, Vice President, Category Management	114,894.00

The Company has evaluated the impact of subsequent events through November 16, 2009, the date on which the financial statements were available to be issued, and has determined that all subsequent events have been appropriately reflected in the accompanying financial statements.

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

Overview

General Business Overview

We are a wholesale distributor and retailer of automotive aftermarket accessories and equipment, operating throughout the U.S. and in parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 17,000 customers. Our wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via our proprietary electronic catalog. The Company also operates 20 retail stores in Pennsylvania. Our corporate headquarters is in Exeter, Pennsylvania.

Distribution and Retail constitute our two business segments which are more fully described below.

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke delivery network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 22 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of 310 trucks, that provide multi-day per week delivery and returns along over 273 routes which cover 48 states and parts of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery primarily to residential locations. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment, and are eliminated to arrive at net sales to third parties.

Retail

The Retail segment of our business operates 20 retail stores in Pennsylvania under the “A&A Auto Parts” name. A&A stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Operations Overview

For the three and nine month period ended October 3, 2009, our net sales decreased 14.4% and 17.9%, versus the three and nine month periods ended September 27, 2008. Our Distribution segment generated $111.2 million and $348.7 million, or 95.3%, of our net sales in both the three and nine month periods ended October 3, 2009, compared to $130.0 million, or 95.4%, and $427.6 million, or 95.9%, of our net sales in the three and nine month periods ended September 27, 2008. Our Retail segment generated $5.4 million and $17.3 million, or 4.7%, of our net sales in both the three and nine month periods ended October 3, 2009, compared to $6.3 million or 4.6%, and $18.4 million, or 4.1%, of our net sales in the three and nine month periods ended September 27, 2008.

Our net loss increased by $2.0 million and $9.3 million, respectively, for the three and nine month period ended October 3, 2009, to a net loss of $7.5 million and $16.3 million, respectively, compared to a net loss of $5.5 million and a net loss of $7.0 million, respectively, for the three and nine month period ended September 27, 2008. The three and nine month periods ended October 3, 2009 were negatively impacted by lower sales, lower gross margin and lower income tax benefit, the impact of which was partially offset by lower selling, general and administrative expense and lower interest expense.

Recent Developments

On November 11, 2009, subsequent to the end of the 2009 third quarter, the Company entered into agreements approved by the Compensation Committee (the “Committee”) of the Board of Directors of Keystone Automotive Holdings, Inc. (“Holdings”), adopting a new long-term incentive plan (the “LTIP”) for certain of the Company’s employees, officers and senior executives (collectively, “Employees”). The LTIP is comprised of two compensation elements: (a) amended and restated stock option grants that will replace existing options to purchase Class A and Class L shares of Holdings (the “Old Options”) with new options to purchase Class A and Class L shares of Holdings (the “New Options”), and (b) a restricted cash bonus (the “Cash Bonuses” or individually “Cash Bonus”). Sixty-eight Employees elected to receive New Options and fifteen employees were granted Cash Bonuses.

The Committee offered Employees that had been granted Old Options with an exercise price higher than the current fair market valuation of Holdings’ Class A and Class L shares the opportunity to terminate and replace all of the Old Options they held with a certain number of New Options, for which the new exercise price for the purchase of Class A and Class L shares of Holdings would be equal to the current fair market valuation of such shares. Each Employee’s New Options will vest in one third increments on September 30 of 2010, 2011 and 2012, provided that such Employee is employed by the Company at the time of the relevant vesting date. All of an Employee’s New Options will vest upon a Sale of the Company, as defined in the Amended and Restated Option Grant Agreements, provided that such Employee is employed by the Company at the time of a Sale of the Company. In determining to issue the New Options, the Committee considered the fact that the Old Options had exercise prices well above the current fair market valuation of the Class A and Class L shares of Holdings and, therefore, no longer provided sufficient incentives for Employees, and determined that issuing the New Options was in the best interest of the Company, Holdings, stockholders and other stakeholders. The following Table sets forth information about the Old Options and the New Options granted to the named executive officers:

Name and principal position	Number of Shares Underlying Old Option	Per Share Exercise Price of Old Option (weighted average)	Number of Shares Underlying New Option	Per Share Exercise Price of New Option
Edward H. Orzetti, Chairman, Chief Executive Officer and President	4,082,230	$2.75	4,100,000	$0.87
Richard S. Paradise, Executive Vice President and Chief Financial Officer	—	—	1,500,000	0.87
Patrick Judge, Executive Vice President, Secretary and Compliance Officer	854,030	3.45	450,000	0.87
Anthony D. Fordiani, Executive Vice President, Fulfillment	700,000	3.45	450,000	0.87
Murthy K. Sathya, Vice President, Category Management	900,000	1.75	900,000	0.87

The aggregate Cash Bonuses approximates $1.7 million. Each Employee’s Cash Bonus is subject to the terms and conditions of an Incentive Bonus Agreement, which provides that the Cash Bonus, reduced for applicable federal, state, and local taxes withheld, shall be deposited into a securities account in the Employee’s name and, at Holdings’ direction, used to purchase our 9.75% Senior Subordinated Notes due 2013 (the “Notes”). An Employee’s interest in the Notes held in his or her securities account (as well as interest payments allocable to such Notes) will vest in one third increments on September 30 of 2010, 2011 and 2012 or upon the repayment of the Notes or a Sale of the Company, as defined in the Incentive Bonus Agreement, in each case provided that such Employee remains employed by the Company through the applicable vesting date. The following Table sets forth information about the Cash Bonuses granted to the named executive officers:

Named Executive Officer	Cash Bonus Amount
Edward H. Orzetti, Chairman, Chief Executive Officer and President	$763,104.00
Richard S. Paradise, Executive Vice President and Chief Financial Officer	191,489.00
Patrick Judge, Executive Vice President, Secretary and Compliance Officer	57,447.00
Anthony D. Fordiani, Executive Vice President, Fulfillment	57,447.00
Murthy K. Sathya, Vice President, Category Management	114,894.00

Items Affecting Comparability

Comparability between 2009 and 2008 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 39 weeks, respectively, included in the three and nine month periods ended October 3, 2009 and September 27, 2008.

Results of Operations

Three Months Ended October 3, 2009 Compared to the Three Months Ended September 27, 2008

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended October 3, 2009 to the three months ended September 27, 2008:

	Three Months Ended
			Favorable/(Unfavorable)
(in thousands)	September 27, 2008	October 3, 2009	Dollar Change	Percent Change
Net sales	$136,259	$116,615	$(19,644)	(14.4)%
Cost of sales	(94,277)	(81,115)	13,162	14.0

Gross profit	41,982	35,500	(6,482)	(15.4)
Selling, general and administrative expenses	(40,997)	(35,845)	5,152	12.6
Net gain (loss) on sale of property, plant and equipment	(12)	(44)	(32)	*

Income (loss) from operations	973	(389)	(1,362)	(140.0)
Interest expense, net	(8,125)	(7,102)	1,023	12.6
Other income (expense), net	(8)	30	38	*

Income (loss) before income tax	(7,160)	(7,461)	(301)	(4.2)
Income tax benefit (expense)	1,700	(15)	(1,715)	*

Net income (loss)	(5,460)	(7,476)	(2,016)	(36.9)
Other comprehensive income (loss):	—
Foreign currency translation	(40)	242	282	*

Comprehensive income (loss)	$(5,500)	$(7,234)	$(1,734)	(31.5)%

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	September 27, 2008	October 3, 2009
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	69.2	69.6

Gross profit	30.8	30.4
Selling, general and administrative expenses	30.1	30.7
Net gain (loss) on sale of property, plant and equipment	—	—

Income (loss) from operations	0.7	(0.3)
Interest expense, net	6.0	6.1
Other income (expense), net	—	—

Income (loss) before income tax	(5.3)	(6.4)
Income tax benefit (expense)	1.3	(0.0)

Net income (loss)	(4.0)%	(6.4)%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a reserve for future returns.

Net sales for the quarter ended October 3, 2009 were $116.6 million, a decrease of $19.6 million, or 14.4%, compared to $136.2 million for the same period in the prior year. The decrease in sales is a continuation of the decline experienced beginning during the second half of 2008, and continuing throughout 2009, and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic recession, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Should any of these factors continue or worsen, it could have a further negative impact on our sales. Our Dropship fulfillment operations (shipping via third party delivery primarily to residential locations) and our National Accounts (customers that participate in retail markets on a national or multi-region basis) achieved double-digit increases in net sales versus the same period in the prior year. Our Canada geography saw a single digit decrease in net sales and our Northeast, Midwest, West Coast, Southeast and International geographies saw double digit declines versus the same period in the prior year.

Gross Profit. Gross profit represents net sales less the associated cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit decreased by $6.5 million, or 15.4%, from $42.0 million for the three month period ended September 27, 2008 to $35.5 million for the three month period ended October 3, 2009. The decrease in gross profit resulted from lower sales and selling margins. Gross margin was 30.4% for the three month period ended October 3, 2009 versus 30.8% for the three month period ended September 27, 2008.

Selling, General and Administrative Expenses. Included in selling, general and administrative expense are all non-product related operating expenses including; warehouse, marketing, delivery, selling and general and administrative expenses including depreciation and amortization, occupancy, and information technology, less certain benefits received from promotional activities. Selling, general and administrative expenses were $35.8 million, or 30.7%, and $41.0 million, or 30.1%, of sales for the three month period ended October 3, 2009 and September 27, 2008, respectively. The lower quarter-over-quarter expenses resulted primarily from a $2.2 million decrease in employee-related expense resulting primarily from the cost reduction programs in the delivery, warehouse and selling areas, a $1.5 million decrease in delivery fuel costs and by a decrease in bad debt expense.

Interest Expense, Net. Interest expense decreased by $1.0 million, or 12.6%, to $7.1 million for the three months ended October 3, 2009 compared to $8.1 million for the same period in the prior year. The decrease is primarily related to a decrease in variable interest rates.

Income Tax Benefit / (Expense). The income tax benefit decreased by $1.7 million, to an expense of less than $0.1 million for the three months ended October 3, 2009 from an benefit of $1.7 million for the three months ended September 27, 2008. The less than $0.1 million income tax expense in the three month period ended October 3, 2009 resulted primarily from the increase during the period in the valuation allowance for operating loss carry forwards for federal income tax purposes. The increase in the valuation allowance for federal income tax purposes is due to the change in projections for future taxable income over the periods in which the deferred tax assets are deductible resulting in the determination that it was more likely than not that additional deferred tax assets would not be realized.

Net Income / (Loss). Net loss increased by $2.0 million to a loss of $7.5 million for the three months ended October 3, 2009, compared to a net loss of $5.5 million for the same period in the prior year. The increase in the net loss is primarily attributed to a $6.5 million decrease in gross profit and a $1.7 million decrease in income tax benefit, partially offset by a $5.2 million decrease in selling, general and administrative expense and a $1.0 million decrease in interest expense.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $18.8 million, or 14.5%, for the three months ended October 3, 2009 compared to the same period in the prior year. The decrease in sales is a continuation of the decline experienced beginning during the second half of 2008, and continuing throughout 2009, and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic recession, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Net loss for the Distribution segment increased by $1.8 million for the three months ended October 3, 2009 compared to the three months ended September 27, 2008. The increase is due primarily to a decrease in gross profit and income tax benefit, partially offset by a decrease in selling, general and administrative expense and interest expense.

The Retail segment’s sales decreased by $0.8 million, or 13.4%, for the three months ended October 3, 2009 compared to the same period in the prior year. The Retail segment’s net loss for the three month period ended October 3, 2009 increased $0.2 million compared to the same period in the prior year.

Nine months Ended October 3, 2009 Compared to the Nine months Ended September 27, 2008

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the nine months ended October 3, 2009 to the nine months ended September 27, 2008:

	Nine Months Ended
			Favorable/(Unfavorable)
(in thousands)	September 27, 2008	October 3, 2009	Dollar Change	Percent Change
Net sales	$445,971	$365,960	$(80,011)	(17.9)%
Cost of sales	(305,269)	(251,413)	53,856	17.6

Gross profit	140,702	114,547	(26,155)	(18.6)
Selling, general and administrative expenses	(125,658)	(114,304)	11,354	9.0
Net gain (loss) on sale of property, plant and equipment	13	(313)	(326)	*

Income (loss) from operations	15,057	(70)	(15,127)	(100.5)
Interest expense, net	(25,215)	(21,971)	3,244	12.9
Other income (expense), net	71	75	4	*

Income (loss) before income tax	(10,087)	(21,966)	(11,879)	(117.8)
Income tax benefit (expense)	3,123	5,682	2,559	*

Net income (loss)	(6,964)	(16,284)	(9,320)	(133.8)
Other comprehensive income (loss):
Foreign currency translation	(66)	294	360	*

Comprehensive income (loss)	$(7,030)	$(15,990)	$(8,960)	(127.5)%

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Nine Months Ended
	September 27, 2008	October 3, 2009
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	68.5	68.7

Gross profit	31.5	31.3
Selling, general and administrative expenses	28.1	31.3

Net gain (loss) on sale of property, plant and equipment	—	—

Income (loss) from operations	3.4	0.0
Interest expense, net	5.7	6.0
Other income (expense), net	—	—

Income (loss) before income tax	(2.3)	(6.0)
Income tax benefit (expense)	0.8	1.6

Net income (loss)	(1.5)%	(4.4)%

Net Sales. Net sales for the nine months ended October 3, 2009 were $366.0 million, a decrease of $80.0 million, or 17.9%, compared to $446.0 million for the same period in the prior year. The decrease in sales is a continuation of the decline experienced beginning during the second half of 2008, and continuing throughout 2009, and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic uncertainty, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Should any of these factors continue or worsen, it could have a further negative impact on our sales. Our Dropship fulfillment operations (shipping via third party delivery primarily to residential locations) achieved double-digit increases in net sales versus the same period in the prior year. Our National Accounts (customers that participate in retail markets on a national or multi-region basis) saw a single digit increase in net sales while our Northeast, Midwest, West Coast, Canada, Southeast and International geographies saw double digit declines versus the same period in the prior year.

Gross Profit. Gross profit decreased by $26.2 million, or 18.6%, from $140.7 million for the nine month period ended September 27, 2008 to $114.5 million for the nine month period ended October 3, 2009. The decrease in gross profit resulted from lower sales and selling margins. Gross margin was 31.5% for the nine month period ended September 27, 2008 versus 31.3% for the nine month period ended October 3, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $125.7 million, or 28.1%, of sales for the nine month period ended September 27, 2008 compared to $114.3 million or 31.3% of sales for the nine month period ended October 3, 2009. The lower period-over-period expenses resulted primarily from an $8.4 million decrease in employee-related expense resulting from the cost reduction programs in the delivery, warehouse and selling areas, and by a $4.8 million decrease in delivery fuel costs. These decreases were partially offset by higher general and administrative expense due to increased bad debt expense and professional fees.

Interest Expense, Net. Interest expense decreased by $3.2 million, or 12.9%, to $22.0 million for the nine months ended October 3, 2009 compared to $25.2 million for the same period in the prior year. The decrease is primarily related to a decrease in variable interest rates.

Income Tax Benefit / (Expense). The income tax benefit for the nine months ended October 3, 2009 was $5.7 million compared to an income tax benefit of $3.1 million for the similar period last year. For the nine months ended October 3, 2009 the effective tax benefit rate was 25.9%, reflecting the benefits from the recognition of current net operating losses to be carried forward to future periods for both federal and state income taxes determined on the current statutory rates, which are partially offset by increases in the valuation allowance for operating loss carry forwards for both federal and state tax purposes. The increase in the valuation allowance for federal income tax purposes resulted from a change in the projections for future taxable income over the periods in which the deferred tax assets are deductible resulting in the determination that it was more likely than not that additional deferred tax assets would not be realized.

Net Income / (Loss). Net loss increased by $9.3 million to a loss of $16.3 million for the nine months ended October 3, 2009, compared to a loss of $7.0 million for the same period in the prior year. The increase in the net loss is primarily attributed to a $26.2 million decrease in gross profit, partially offset by a $11.4 million decrease in selling, general and administrative expense, a $3.2 million decrease in interest expense and a $2.6 million increase in income tax benefit for the nine months ended October 3, 2009.

Results by Reportable Segment. Consolidated net sales for the Distribution segment decreased $78.9 million, or 18.4%, for the nine months ended October 3, 2009 compared to the same period in the prior year. The decrease in sales is a continuation of the decline experienced beginning during the second half of 2008, and continuing throughout 2009, and was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic uncertainty, a year over year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Net loss for the Distribution segment increased by $9.3 million for the nine months ended October 3, 2009 compared to the nine months ended September 27, 2008. The increase is due primarily to a decrease in gross profit, partially offset by a decrease in selling, general and administrative expense, interest expense and an increase in the income tax benefit.

The Retail segment’s sales decreased by $1.1 million, or 6.1%, for the nine months ended October 3, 2009 compared to the same period in the prior year. The Retail segment’s net loss for the nine month period ended October 3, 2009 remained consistent compared to the same period in the prior year.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the nine months ended October 3, 2009 was $40.9 million compared to net cash provided by operating activities of $3.4 million for the nine months ended September 27, 2008. The increase in cash from operations was driven by a larger reduction in the levels of net operating assets employed in the business than the prior year period, resulting principally from improved management of payables, accounts receivable, and inventories, partially offset by a decrease in net income after adjustment for non-cash charges. Non-cash charges include depreciation and amortization, amortization of deferred financing charges, net gains or losses on sales of property, plant and equipment, deferred income taxes, non-cash stock-based compensation expense, and other non-cash charges.

Investing Activities. Net cash used in investing activities was $2.6 million for the period ended October 3, 2009; a decrease of $1.5 million from the net cash used in investing activities of $4.1 million in the period ended September 27, 2008. The decrease in investing activities is related to lower purchases of property, plant and equipment, lower capitalized software costs and by an increase of proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used by financing activities during the nine month period ended October 3, 2009 was $1.5 million for debt principal repayments, compared to net cash used in financing activities during the same period ended September 27, 2008 of $7.3 million.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements provide the Company with operational flexibility and liquidity to meet its strategic and operational goals. As of October 3, 2009, we had $96.9 million in available cash and borrowing capacity under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements. Less frequent uses of cash can include payments of restrictive distributions to Holdings, and acquisitions.

The Credit Agreement contains affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of properties and insurance, and conduct of business. The Credit Agreement also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, create liens, dispose of all or substantially all of their properties, including merging with another entity, incur debt, and make investments, including acquisitions. The Revolver includes a springing financial covenant if and when Excess Availability does not equal or exceed the greater of (x) ten percent of the then Applicable Borrowing Base and (y) $8.0 million, which requires the Consolidated Fixed Charge Ratio for the last four consecutive quarters to exceed 1.0 to 1.0. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions that are customary for facilities of this type.

Debt Service. The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). As of October 3, 2009, under our Credit Agreement and our Notes, we had total indebtedness of $392.0 million and $32.6 million of borrowing availability as defined by our Revolver, subject to customary conditions.

Borrowings under the Credit Agreement generally bear interest at a margin over, at our option, the base rate or the reserve-adjusted LIBOR. As of October 3, 2009, the applicable margin was 150 basis points over LIBOR or 50 basis points over the base rate for revolving credit loans and 350 basis points over LIBOR or 250 basis points over the base rate for the Term Loan. Our obligations under the Revolver are secured by a first priority security interest in all of our receivables and inventory and a second priority security interest in the stock of our subsidiaries and all other assets of us and the guarantors under the Revolver. The Term Loan is secured by a first priority security interest in all of the Company’s machinery and equipment, real estate, intangibles and stock of its subsidiaries and the guarantors under the Term Loan, and a second priority security interest in its receivables and inventory.

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

Capital Expenditures. We expect to spend approximately $5.0 million on capital expenditures in 2009. Through the nine months ended October 3, 2009, $3.0 million was spent on capital expenditures. Although the Credit Agreement contains restrictions on the total amount of our annual capital expenditures, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate for our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $133.6 million at October 3, 2009 and $140.1 million at January 3, 2009. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

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

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of October 3, 2009.

(in millions)

	Payments Due by Period
	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations

Term loan	$1.9	$186.8	$—	$—	$188.7
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	28.3	—	—	28.3
Capital leases	0.1	—	—	—	0.1
Operating lease obligations	6.5	8.4	5.4	3.4	23.7
Interest on indebtedness (1)	24.1	41.2	22.9	—	88.2

Total contractual cash obligations (2)	$32.6	$264.7	$203.3	$3.4	$504.0

(1)    Represents interest on the notes and interest on the senior credit facility assuming a LIBOR based effective interest rate of 0.2%. Each increase or decrease in LIBOR of 1.0% would result in an increase or decrease in annual interest on the senior credit facilities of $2.2 million assuming outstanding indebtedness of $217.0 million under our senior credit facilities.

(2)    The obligations above exclude $1.2 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with ASC Topic 740, “Income Taxes”. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and other accounting literature (Topic 105, “Generally Accepted Accounting Principles”). Adoption of Topic 105 changed the referencing of financial standards effective for interim or annual financial periods ending after September 15, 2009. The Company has adopted Topic 105 for the quarter ending October 3, 2009. Topic 105 is not intended to change or alter existing U.S. GAAP and did not have any impact on our consolidated financial statements. Subsequent to the issuances of the ASC, the FASB has released Accounting Standard Update Numbers 2009-01 through 2009-15. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase required the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending January 3, 2009. On June 20, 2008, the SEC approved an additional one year extension for non-accelerated filers with respect to the requirement that companies include in their annual report the auditor’s attestation report on internal control over financial reporting. Under the amendment, the Company would have been required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 2, 2010. However, on October 2, 2009, the SEC announced that it is providing non-accelerated filers with additional time to comply with the SEC’s internal control audit requirements. As a result, the Company will be required to provide the auditor’s attestation report on internal control over financial reporting beginning with our fiscal year ending January 1, 2011.

Effective January 4, 2009 the Company adopted ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Adoption of Topic 805 did not have a material impact upon adoption, however, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009; non controlling (minority) interests are valued at fair value at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

Effective January 4, 2009, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“Topic 820”) for non financial assets and liabilities measured at fair value on a non-recurring basis, which introduced a new framework for determining fair value measurements. Topic 820 has been effective since December 30, 2007 for financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. On January 4, 2009, the date of adoption for the Company, no such measurements were required and, therefore, there was no impact associated with the adoption.

Effective January 4, 2009 the Company adopted ASC Topic 350, “Intangibles – Goodwill and Other” (“Topic 350”). Topic 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Topic 350 is intended to improve the consistency between the useful life of an intangible asset determined under Topic 350 and the period of expected cash flows used to measure the fair value of the asset under Topic 805. Topic 350 is effective for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. Adoption of Topic 350 did not have a material impact on the consolidated financial statements.

Effective July 4, 2009 the Company adopted ASC Topic 825, “Financial Instruments” (“Topic 825”) which requires disclosures about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as annual financial statements. Topic 825 is effective for periods ending after June 15, 2009 and applies to all financial instruments within the scope of Topic 825, and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. Topic 825 requires comparative disclosures only for periods ending after initial adoption. Adoption of the Topic 825 resulted in the inclusion of the additional required disclosure in the Company’s interim financial statements for periods ending after June 15, 2009.

Effective July 4, 2009 the Company adopted ASC Topic 855, “Subsequent Events” (“Topic 855”). Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. Adoption of Topic 855 resulted in the inclusion of the additional required disclosure in the Company’s financial statements for periods ending after June 15, 2009.

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

Interest Rate Risk and Sensitivity Analysis

As of October 3, 2009, our exposure to changes in interest rates is related to our Credit Agreement with a balance of $217.0 million; comprised of $188.7 million in debt, under the Term Loan and $28.3 million under the Revolver. The Credit Agreement provides for quarterly principal and interest payments at LIBOR plus 3.5% and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.2 million change to interest expense. The interest rate on both the $175.0 million of our Notes and the less than $0.1 million in debt related to capital leases are fixed.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

10.1	Form of Amended and Restated Option Agreement
10.2	Form of Incentive Bonus Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in Exeter Township, Pennsylvania, on November 16, 2009.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti Chief Executive Officer and President

/s/ RICHARD S. PARADISE
Richard S. Paradise Chief Financial Officer