Form 10-K
period 2010-01-02
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2010-03-22
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 22, 2010, there were 1,000 shares of the registrant’s common stock outstanding, of which Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

Documents Incorporated by Reference

None

-i-

FORWARD-LOOKING STATEMENTS

We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this Annual Report generally. In addition, when used in this Annual Report, words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements represent our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Risk Factors” as well as:

•	general economic and business conditions in the United States and other countries;

•	further instability of the financial markets;

•	the ability of our customers and vendors to obtain financing related to funding their operations in the current economic environment;

•	the financial condition of our customers and vendors, many of which are small businesses with limited financial resources;

•	our ability to execute key strategies, including pursuing acquisitions and the integration of those acquisitions;

•	actions by our competitors;

•	downgrades in our credit ratings; and

•	other matters discussed in this Annual Report generally.

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

The Company participates in the automotive aftermarket accessories and equipment industry which is defined as the products purchased by consumers to improve the performance, functionality and appearance of their vehicles (the “Industry”). We are a leading wholesale distributor and retailer occupying a critical position in our Industry by linking a highly fragmented base of approximately 570 vendors with an even more fragmented base of approximately 15,000 customers.

We offer the most comprehensive selection of automotive aftermarket equipment and accessories in our Industry. We warehouse approximately 140,000 stock keeping units (“SKUs”), which we are able to deliver to nearly all of our customers on a next-day or second-day basis. We have a hub-and-spoke distribution network, which we believe differentiates us from our competitors and allows us to provide rapid and dependable delivery of a broad selection of products. This network enables us to transport products from our four centralized warehouse distribution centers to our 23 non-inventory stocking cross-docks, which provide distribution points to key regional markets. Our fleet of over 300 delivery trucks provide multi-day per week delivery and returns of our products directly to and from our customers across more than 270 routes in 48 states and 6 provinces of Canada. We believe that this network meets the rapid delivery needs of specialty retailers and ensures regular customer contact, allowing us to provide a superior level of service.

No customer comprised more than 2.0% of our net sales in 2009. Our customers range from an individual to large automotive parts retail chains. Our customers are principally small, independent retailers and installers of specialty automotive equipment with annual revenues, we believe, of less than $1.1 million. These businesses depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. Similarly, our vendors, who rely on us to stock a full range of their products are typically small to mid-sized manufactures. We provide critical services to our vendors including marketing support to develop demand for their products, the distribution of their products to and processing returns from customers and processing warranty claims. The valuable services we provide and the deep level of integration we have with the business operations of our customers and vendors have resulted in what we believe to be a strong and stable position within our Industry.

The Company’s historical focus was on the Northeastern part of the United States. However, in the last decade our growth strategy has been predicated on both geographic expansion and strategic acquisitions. The Company has sought organic growth via the opening of non-inventory stocking cross-docks and, to a lesser extent, strategically located distribution centers. This strategy has allowed us to use our hub-and-spoke distribution network to expand and better serve our customers in this market.

During 2005, we opened new cross-docks facilities, acquired the stock of Blacksmith Distributing Inc (“Blacksmith”) (the “Blacksmith Acquisition”), a distributor in Elkhart, Indiana, and Reliable Investments, Inc (“Reliable”) (the “Reliable Acquisition”), a distributor in Overland Park, Kansas. The Blacksmith acquisition strengthened our presence in the Midwest and provided us access to new customers, vendors and the ability to integrate Blacksmith’s operations into the Company’s infrastructure. The Reliable acquisition provided us access to new customers and the ability to consolidate Reliable’s operations into the Company’s infrastructure.

In 2006, we opened a warehouse distribution center in Austell, Georgia to improve service to customers in the Southeast region.

During 2007, we relocated our Corona, California warehouse and opened two new cross-docks to improve our service to customers in both the West Coast and Northeast regions.

We took a number of actions to improve efficiencies in the warehouse and logistics environment and to respond to the challenging economic environment of 2008. In 2008, we opened new cross-docks in Burley, Idaho and Houston, Texas. While we closed cross docks in Long Island, New York and Evansville, Indiana, we continued to leverage our existing infrastructure to support our customers in these areas. We also implemented a cost reduction program throughout the Company. In addition to the changes in our cross-docks during 2008, we also purchased inventory and other operating assets (the “Arrow Asset Purchase”) of Arrow Speed Warehouse, Inc. (“Arrow”). Arrow was a distributor and marketer of automotive aftermarket accessories and equipment in the central and southeastern United States.

During 2009, we continued to leverage our geographic footprint to drive efficiencies throughout the Company, consolidating our call centers and adding cross-docks in Portland, Oregon; Aberdeen, South Dakota and Moosejaw, Saskatchewan; to serve our customers in the Midwest and West Coast regions of the United States and throughout Canada.

Segment Information

We operate two business segments: Distribution and Retail, as described below.

Distribution

The Distribution segment (“Distribution”) aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. The Distribution segment generated $446.7 million or 95.3% of our net sales in 2009. One of the most important characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 23 non-inventory stocking cross-docks spread throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 300 delivery trucks that provide multi-day per week delivery of our products directly to and returns from our customers along over 270 routes which cover 48 states and 6 provinces of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery primarily to residential addresses (“Drop-ship”). The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment and are eliminated to arrive at net sales to third parties.

Our distribution operations are comprised of three primary steps:

Order Processing. Order requests are received primarily through any of our 7 call centers, via EDI or through the Internet, and then sent to the appropriate warehouse for processing. Items are individually picked from the warehouse shelves, consolidated into crates or onto pallets for shipment. Items are shipped from the warehouse either (i) via Company trucks, which are used to ship to either a cross-dock or directly to the customer, or (ii) by Drop-ship.

Transportation to Cross-Docks. We transport shipments from our central distribution centers to the cross-docks via tractor trailers. Once these trucks arrive at a local cross-dock, the products are unloaded, sorted by delivery routes and then reloaded into smaller 18-foot delivery trucks.

Transportation to Customers. Our fleet of delivery trucks delivers the products to customers and picks up goods returned to us. When delivery trucks return to the cross-dock, returned goods are unloaded, sorted and returned to the warehouse distribution centers via the tractor trailers. At our discretion, returned goods are either sent back to the manufacturer for full credit or restocked into inventory. We provide delivery on company-owned trucks within one to two days to customers throughout 48 states and 6 provinces of Canada. This ensures regular customer contact and meets the rapid delivery needs of specialty retailers/installers. An alternative form of delivery for our customers is Drop-ship.

We believe that our hub-and-spoke distribution network has enabled us to achieve significant competitive advantages in delivery service, cost structure and our ability to expand efficiently.

Retail Operations

The Retail segment of our business (“Retail”) operates 20 retail stores in Pennsylvania under the A&A Auto Parts name (“A&A Stores”). A&A Stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A Stores are visible from high traffic areas and provide customers with ease of access and drive-up parking. These Retail operations generated $21.8 million, or 4.7% of our net sales, in 2009. While a small part of our business, we believe that our Retail operations allow us to stay close to end-consumer and product merchandising trends. A&A stores purchase the majority of their inventory from the Distribution segment. Due to the close proximity of many of the A&A Stores to the Exeter warehouse distribution center, the full range of SKUs carried at Exeter are delivered within 24 hours to any of our retail locations.

Competitive Strengths

We believe our key strengths are:

•	Leading Market Position. Our distribution network now extends to the East Coast, Southeast, Midwest, the Western United States and across Canada. We believe the key benefits of our scale are:

•	an ability to economically carry extensive inventory due to the critical mass of customers we serve;

•	obtaining volume discounts from our vendors;

•	efficient marketing and advertising of products-generating demand for new and existing products;

•	an ability to invest in sales tools and technologies to support our customers; and

•	operating efficiencies from leveraging our existing infrastructure.

We believe our leading market position enhances our ability to sell to existing customers, attract new customers and enter into new markets.

•

Breadth and Depth of Product Selection. We offer the most comprehensive selection of specialty automotive equipment in our Industry, with access to over 900,000 SKUs, of which we currently stock approximately 140,000 SKUs in our distribution centers. Because of our size, we are able to carry many products not easily located elsewhere. We seek to match our inventory with the market’s needs on an ongoing basis. We believe our broad product selection, which encompasses popular and hard-to-find items or products, enables us to attract and retain customers.

•

Industry-Leading Service. Our hub-and-spoke distribution network provides substantial scale and reach, which enables us to better serve our customers. We provide delivery on company-owned trucks within one to two days to nearly all of our customers throughout 48 states and 6 provinces of Canada. We believe we provide the most extensive cross regional delivery system in the Industry. Our customers generally receive their orders in full shipments during consistent time windows on specific delivery days each week, rather than partial shipments during various times throughout the day or week by third-party common carriers. This customer service is enhanced by geographically-disbursed call centers that receive customer orders, respond to technical and other inquiries and proactively place outbound calls to customers. We believe this approach to customer service has proven extremely effective in building a large and loyal customer base.

•

Innovative Sales and Marketing. Through our effective use of category management, sales resources and innovative marketing techniques, we are able to deliver value-added services to our customers and vendors. Our marketing programs include: Industry-leading catalogs; advertising, sponsorships and promotional activities; product level marketing and merchandising support; and online initiatives. The Keystone Specialty Catalog is broadly distributed and we believe has become the Industry standard. Our national footprint allows us to stage Industry leading trade shows across the United States. Thousands of Industry participants attend to view the latest products, learn about Industry trends, take advantage of the best deals of the year and attend business development seminars. Through these sales and marketing initiatives, we continue to enhance our brand and reputation as the leading distributor in the Industry.

•

Superior and Distinctive Technology. We have developed and continue to invest in distinctive technologies for the benefit of our customers and vendors. Central to our technology strategy is the Keystone eCatalog, which we believe provides a best-in-class search for products based upon vehicle application data for hundreds of thousands of SKU’s.

Business Strategy

We intend to continue to expand our business, enhance our market position and increase our revenues and cash flow by focusing on the following:

•

Continue to Maintain Sales to Existing Customers. We intend to continue providing our customers with a broad range of products and Industry-leading service through our innovative sales and marketing techniques. By leveraging these competitive strengths and capitalizing on the critical role that large distributors play in the Industry, we believe we will be able to maintain sales to our existing customers during this continuing difficult economic environment. We believe that potential for sales to existing customers exists in all regions in which we do business. In the last seven years, we have expanded from our historic base of operations in the Northeast by opening cross-dock facilities in the Southeast, Midwest, West Coast, Southwest, Northwest United States and Eastern, Central and Western portions of Canada, and warehouse operations in Southern California and Georgia.

•

Leverage Existing Infrastructure to Expand into New Customer Markets. Our hub-and-spoke distribution infrastructure provides extensive operating leverage. We intend to add new and leverage current routes that utilize existing warehouses, cross-docks and sales and marketing infrastructure in order to maximize the efficiency of additional capital expenditures while minimizing the risk. Because inventory is consolidated within our distribution centers, the primary costs associated with expanding into a new region often includes only leasing space for a local cross-dock, obtaining delivery trucks and hiring drivers and supervisory personnel. New routes allow us to expand our customer base by penetrating markets which have not had ready access to the breadth and depth of products that we carry.

We believe that large retail auto chains represent a source of potential sales for us. These chains are relatively minor players in the specialty automotive equipment market because their distribution infrastructure and business models are based on delivering and merchandising high-volume replacement parts. Lacking internal capability, they have traditionally relied upon a patchwork of local distributors and common carrier shipments to meet their specialty automotive equipment demand. As our geographic footprint has expanded, we have entered into agreements with several of these retailers to supply their specialty automotive equipment needs. As a result of changes in the specialty automotive equipment market, specifically our purchase of certain operating assets from Arrow, we have been able to negotiate contracts with some of these retailers, to which we had not historically had access, and are now supplying products to these retailers.

•

Selectively Pursue Acquisitions. We believe we are well-suited to capitalize on opportunities to acquire smaller companies that either have key customer relationships or are in areas not currently well served by our existing distribution network. The acquisition of inventory and other operating assets of Arrow is representative of the types of transactions that we are pursuing. We have significant experience in acquiring other distributors, integrating their sales forces, retaining their customer relationships, and implementing our hub-and-spoke distribution network in their distribution markets. We believe that this experience will help us continue to select suitable acquisition opportunities in the future. Consistent with this strategy, we continue to evaluate potential acquisition targets.

Products

We believe we offer the most comprehensive product selection in our Industry, covering product lines from approximately 570 vendors with access to over 900,000 SKUs, of which we stock approximately 140,000 SKUs in our distribution centers. No single SKU contributed more than 0.3% to our net sales in 2009. Over time, Keystone has expanded its product mix based on consumer demand for new technologies and products throughout many product growth periods. This has led to periods of significant growth in speed and performance, trucks and SUVs, custom wheel and tires, sport compact specialty equipment and mobile electronics. The historic growth in these product categories has expanded and diversified our penetration across a mix of consumer demographics. Major consumer end-markets and representative products include:

Light Truck Owner	Suburban Family

Utility-focused pickup and light truck owners: • Toolboxes • Grille guards • Cargo nets	Domestic, family-focused consumers: • Running boards • In-car video • Luggage carriers

Sports Enthusiast	Off-Road Enthusiast

Outdoors, active-lifestyle consumers: • Roof and ski racks • Trailer hitches • Fog lights	Extreme-sport, rugged off-road enthusiasts: • Suspension kits • Winches • Rollbars

Hot Rodder	Urban Appearance

Classic, muscle car hobbyists: • Custom exhaust • Superchargers • Gauges	Young, fashion and speed-oriented consumers: • Spoilers • Ground effects • Racing seats

Inventory Management

We have developed and implemented a variety of initiatives to maintain a balanced level of inventory. These initiatives include implementing a customized computer program that assists our purchasing group in forecasting inventory needs and making purchasing decisions, consolidating the majority of our inventory at the Exeter, Kansas City, Austell and Corona warehouse distribution centers, and examining on-hand inventory regularly to ensure that slow-moving inventory is identified and returned to vendors as appropriate. We also review our product mix on a regular basis to determine whether we have an appropriate inventory of product. Additionally, pursuant to standard Industry practice, most manufacturers provide us with the opportunity to return a portion of unsold inventory during the year. This “stock adjustment” process allows us to maintain an inventory of active products, with reduced risk of accumulating slow-moving inventory or obsolete products, as many products may be returned to the manufacturers if not sold or if returned to us by our customers. Stock adjustments encourage warehouse distributors to carry additional inventory, especially new products with no precedent sales data, as a portion of products that do not sell may be returned, without penalty to distributors.

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

•

Account Representatives. Outbound calling representatives are primarily responsible for maintaining contact and an active dialogue with customers regarding new promotions, marketing initiatives, new products and our marketing events.

•	Customer Support Representatives. Inbound calling representatives are responsible for fielding inbound calls in connection with customer requests, order placement and fulfillment.

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

Marketing

Our performance has been achieved through efficient use of category management, sales resources and innovative marketing. At the core of our marketing strategy is our mission to deliver value-added services to both customers and vendors. From Industry-leading catalogs, shows, and online initiatives to numerous advertising, sponsorship and promotional activities, we believe we are delivering to our customers and vendors great value and results.

Trade Shows and Events

We sponsor a series of vendor-supported special events and trade shows throughout the year. These shows provide an opportunity to maximize sales through the showcasing of new and innovative products from our vendors, directly to our customers. Our Industry- leading trade show, the “BIG Show,” brings together hundreds of vendors and customers of specialty products under one roof.

Catalogs

We produce the Industry’s leading online and print catalogs. Our catalogs are used throughout the Industry to buy, sell and market products. The Keystone Specialty Catalog is broadly distributed and we believe has become the Industry standard containing more than 1,000 pages showcasing over 25,000 products. In addition to our Keystone Specialty Catalog, we publish other catalogs targeted to specific vehicle, market and product categories.

Online Initiatives

Our eServices initiative, launched in 1999, continues to evolve and provides our customers with the convenience of ordering online. We believe our exhaustive eCatalog, provides a best-in-class search for products based upon vehicle application data for hundreds of thousands of SKUs.

Customers

We have a fragmented base of approximately 15,000 customers. No customer comprised more than 2.0% of our net sales in 2009. Our customers range from an individual installing purchased product to large automotive parts retail chains. However, our principal customers are small, independent, owner-operated businesses with annual revenues of less than $1.1 million. Our customers typically install purchased products and merchandise products directly to consumers. These customers rely upon us to provide a broad range of products, rapid delivery, marketing support and technical assistance. While we generally do not have long-term contracts with our customers, our high customer retention rates underscore the strength of our customer loyalty.

In addition to our traditional customers, we have increased our sales to several large automotive parts retail chains during the past few years. Large automotive retail chains typically stock 15,000 to 25,000 SKUs per retail location, and their distribution infrastructure and business models are optimized to deliver and merchandise high volume replacement parts and not the lower volume specialty and performance parts. As a result, several large automotive parts retailers have established relationships with us to outsource their distribution of specialty and performance equipment needs. By purchasing products from us, these retailers avoid significant investments that would be required to develop the infrastructure necessary to achieve comparable product breadth and service. As our geographic footprint has expanded, our sales to automotive parts retail chains have grown, but still only represented a minor percentage of our net sales in 2009 and we believe continues to represent a growth opportunity for the Company into the future.

While currently a small portion of our sales, we are also focused on growing sales to customers outside of the United States and Canada. We believe the export market may represent a growth opportunity for the Company.

Vendors

Throughout the history of our Company, we have built strong relationships with many of the Industry’s leading manufacturers. While we have a diversified vendor base of approximately 570 specialty manufacturers, the average length of our relationship with our top 100 vendors, ranked by our annual purchases, is approximately 18 years, demonstrating stable, efficient and, we believe, mutually beneficial relationships.

Our vendors, who rely on us to stock a full range of their products, are typically small to mid-sized. We provide critical services to our vendors including marketing support to develop demand for their products, the distribution of their products to and processing returns from customers and processing warranty claims. The valuable services we provide and the deep level of integration we have with the business operations of our customers and vendors have resulted in what we believe to be a strong and stable position within our Industry.

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

We believe that we represent a substantial share of the sales volume for many of our vendors. Because of our broad access to customers, vendors also utilize our ongoing call center initiatives, customized marketing materials, customer event planning and customer training programs. Vendors pay marketing fees to us to have their respective products and brands showcased in our catalogs and other marketing programs, on our delivery trucks and on our invoices. In addition, our vendors financially support other marketing promotions, such as the “BIG Show”.

Trademarks and Licensing

We own certain trade names, trademarks and patents used in our business. Other than “Keystone”, we believe the loss of any such trade name or any trademark or patent would not have a material adverse effect on our consolidated financial condition.

Competition

Industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalogs, or directly to retailers and/or consumers. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price. We offer the most comprehensive selection in the Industry, with access to over 900,000 SKU’s, of which we regularly stock approximately 140,000 SKU’s in our distribution centers.

Employees

At January 2, 2010, we employed 1,444 full-time salaried staff and hourly workers. Management believes that we have a positive working relationship with our employees. We are not a party to any collective bargaining agreements with our employees.

Governmental Regulations and Environmental Matters

While we do not conduct manufacturing, our distribution and retail operations and our properties, including our fleet of delivery vehicles, are nonetheless subject to federal, state, local and foreign environmental protection, health and safety laws, including the Occupational Safety and Health Act (“OSHA”) and other regulations. We are not aware of any pending legislation that in our view, if enacted, is likely to significantly affect the operations of our business. We believe that our operations comply substantially with all existing government rules and regulations applicable to our business.

Environmental laws govern, among other things:

•	the emission and discharge of hazardous materials into the ground, air or water;

•	the exposure to hazardous materials; and

•	the generation, handling, storage, use, treatment, identification, transportation and disposal of industrial by-products, waste water, storm water and hazardous materials.

We are also required to obtain certain permits from governmental authorities for some of our operations. If we violate these laws or regulations, or fail to obtain such permits, we could be fined or otherwise sanctioned by regulators. We could also become liable if employees or other third parties are improperly exposed to hazardous materials.

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

Economic conditions in the United States and key international markets, a decline in consumer discretionary spending or other factors could materially impact our operating results.

We sell products that consumers may view as discretionary items rather than necessities. As a result, our results of operations tend to be more sensitive to changes in the macro-economic conditions that impact consumer spending, including discretionary spending. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. A continued slowdown in the United States or global economies, or a continuation of the current uncertain economic outlook, could have a material impact on our results of operations.

Our Industry is subject to cycles in the general economy. A further extension of the current downturn in the economy could further reduce consumer spending on specialty automotive equipment.

The National Bureau of Economic Research officially declared that the U.S entered into a recession in December 2007. Over the succeeding 24 months the number of home foreclosures has increased to record levels. The number of jobless claims also increased. Financial markets experienced significantly diminished liquidity, fluctuations in interest rates, and a reduction in the availability of credit in general, consumer credit, and a general weakening of consumer confidence. Concurrently, economic weakness accelerated globally. A continuation of the current economic conditions or an increase in factors such as gasoline prices or interest rates may continue to delay or reduce consumer purchases of our products and services, which could adversely affect our revenues, cash flow and profits. In addition, other factors may affect the level of consumer spending on specialty automotive equipment, including, among others, the availability of consumer credit and consumer confidence in future economic conditions. Should a further reduction in the number of automobiles and trucks driven or a further reduction in new vehicle purchases occur, it could adversely affect the demand for our products. Additionally, trends in consumer preferences for types of automobiles and trucks may affect our sales, as consumers may not choose to purchase as much specialty automotive equipment, such as rollbars for smaller vehicles.

Factors affecting the North American automotive manufacturing sector could negatively affect our Industry and the demand for products we sell, threatening future profitability and generation of cash flow from operations.

The production and sales of new cars, trucks and SUV’s have declined at a rapid rate beginning during 2008 and continuing through the first half of 2009, due to a number of economic factors including fuel prices, availability of consumer credit, rising unemployment, declining consumer confidence and changing demands of certain types of vehicles. The financial condition of General Motors (“GM”) and Chrysler, has deteriorated and GM and Chrysler have sought out and received financial aid from the United States government.

We sell aftermarket accessories whose applications, in some cases, are specific to certain vehicles models, years of production, brand name or manufacturer. The discontinuation of any particular model or brand name in the future, the bankruptcy reorganization of any of the major manufactures, and the resulting effects on production or sales, could negatively impact our sales in the future, and could have a material adverse affect on our ability to generate future profits and cash flows from operations.

We depend on our vendors’ ability to continue to design and produce new products in anticipation of any shifts in vehicle mix. The current conditions in the North American automotive manufacturing sector continued to foster an environment of increased risk that our vendors will not be able to supply us with products for a changing vehicle mix.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

We have a substantial amount of debt. As of January 2, 2010, we had total indebtedness of $391.5 million. In addition, as of January 2, 2010 we had additional borrowing capacity as defined under the terms of the Credit Agreements (as defined below), of $28.5 million subject to customary borrowing conditions.

Our substantial debt could have significant consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our 9.75% Senior Subordinated Notes (“Notes”) and the Credit Agreements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

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

Our liquidity may be materially adversely affected by further financial weakness in the United States and key international markets.

We require sufficient sources of liquidity to fund our working capital requirements, pay operating expenses, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue promising business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our credit agreements.

In the event that our current sources of liquidity do not satisfy our requirements, we may have to seek additional financing. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of the Company or the Industry in which we operate. If required, we may not be able to obtain necessary financing on favorable terms, or at all.

We will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Financial markets have been experiencing continued weakness in recent months, including significantly diminished liquidity, fluctuations in interest rates, a reduction in the availability of credit in general, continuation of tight consumer credit, and a general weakness of consumer confidence. Concurrently, economic weakness continues globally. The effects of these conditions could have a material adverse effect on our ability to obtain, either through cash generation from operations or through available financing, sufficient cash to support our operations.

Our ability to make payments on and refinance our debt and to fund working capital and capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to the general economic conditions noted above as well as other, financial, competitive, legislative and regulatory factors that are beyond our control. We cannot assure you that our business will generate sufficient future cash flow from operations, which may require us to refinance all or a portion of our existing debt, obtain additional financing or reduce expenditures that we deem necessary to our business. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain access to sufficient cash to support operations and fund outstanding debt, either through cash flow from operations or additional financing could have a material adverse effect on our financial condition and could impair our ability to continue as a going concern.

Our Company is exposed to credit risk on its accounts receivable.

We have approximately 15,000 customers which are principally small, independent, owner operator businesses with annual revenues of less than $1.1 million. Many of these customers’ creditworthiness may be affected by the current weakness in the credit markets combined with the factors affecting demand for automotive related products. As a result, there is an increased risk of delinquencies in our trade and non-trade receivables which may affect the timeliness of collection and the ultimate ability to collect all of the Company’s outstanding receivables.

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

Restrictions limiting our total indebtedness contained in the Credit Agreements governing our senior credit facilities, the indenture governing our outstanding Notes and our future debt agreements contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreements and the indenture restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money;

•	pay dividends or make distributions;

•	purchase or redeem stock;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	consummate certain asset sales;

•	effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.

In addition, our Credit Agreements contain provisions that restrict annual capital spending to $12.0 million plus any unused carryover amount from the previous year. The previous fiscal year unused carryover amount is the portion of the $12.0 million that was not expended during that fiscal year. Also, our Revolver (as defined below) contains a financial covenant that is applicable if borrowing availability is less than the greater of $8.0 million or ten percent of the applicable borrowing base.

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

We believe we carry the largest inventory of SKU’s of any warehouse/distributor in the Industry, with approximately 140,000 SKU’s, including many products not easily located elsewhere, representing over 570 vendors’ product lines. We depend on standard Industry practice to make “stock adjustments” where we return a portion of unsold inventory to vendors. If a vendor were unable to accept such stock adjustments as a result of their financial situation, including a bankruptcy or ceasing of operations, the value of our inventory of that vendor’s branded products could be negatively affected. Further, as a result of factors affecting the volume of product sales, we could have quantities of inventory in excess of the amounts which can be returned to vendors under stock adjustment agreements.

The Company faces substantial inventory and other assets risk.

The Company records a write-down for product inventories that have become obsolete or exceed anticipated demand or net realizable value. The Company also reviews its long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. Although the Company believes that its inventory and other asset related provisions are currently adequate, no assurance can be provided that given the volatility in the Industry, the Company will not incur additional inventory or asset related charges. Such charges have and could materially adversely affect the Company’s financial condition and operating results.

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

Because of the small size of most of our vendors and customers, they cannot support substantial inventory positions and thus we fill an important role, as our size permits us to maintain a large inventory. If consolidation among vendors or customers accelerates in the future, it could reduce our importance and reduce our revenues, margins and earnings. We generally do not have long-term contracts with our vendors and customers and they can cease doing business with us at any time.

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

The Company must anticipate and respond to changing consumer preferences in a timely manner.

Our business depends on our ability to successfully introduce and market new products to our customers. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other discretionary spending decisions, or to effectively address consumer concerns, could have a material adverse effect on our revenue, results of operations and standing with our customers.

We could be adversely affected by compliance with environmental and other regulations and could incur costs relating to environmental matters, particularly those relating to our distribution centers, retail locations and our vehicle fleet.

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

We use a fleet of trucks to deliver to our customers. We are therefore subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, availability and price of fuel, and liabilities arising from accidents to the extent we are not adequately covered by insurance. Our failure to deliver parts in a timely and accurate manner could harm our reputation and brand, which could have an adverse effect on our business.

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

We rely heavily on our management information systems and our networking and telephony systems to support all aspects of our geographically diverse business operations and in the management of the Company.

We rely heavily on our management information systems and networking and telephony systems in the efficient operation and management of our geographically diverse business. The failure of our management information systems or a prolonged interruption or failure of the networking and telephony systems to perform as we anticipate could disrupt our business and could have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

We are headquartered in Exeter, Pennsylvania, where our owned 165,000 square foot main office and 700,000 square foot warehouse distribution center are located. We also lease a 217,000 square foot warehouse distribution center in Kansas City, Kansas under a lease expiring in 2015, a 350,000 square foot warehouse distribution center in Austell, Georgia under a lease expiring in 2017. We also lease a 190,000 square foot warehouse distribution center in Corona, California, which is under a lease expiring in 2010. During 2009, we entered into an extension of this lease which will extend the term through 2015 and will reduce the square footage under lease to 165,000 after August 2010. These distribution centers hold the majority of our inventory and regularly distribute inventory to 23 non-inventory stocking cross-dock locations strategically located throughout the United States and parts of Canada. We also have 20 A&A Auto Parts retail locations in Northeastern Pennsylvania. Of the cross-docks and A&A Stores, 29 facilities are leased. The leases for our facilities are scheduled to expire between 2010 and 2017. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. We have granted mortgages on our principal real property to secure our senior credit facilities.

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

Item 4.	[Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities. There is one holder of record of our equity, Holdings. As of January 2, 2010, Holdings had 19 shareholders owning a total of 90,314,744 shares of Holdings’ Class A Common Stock and 10,034,972 shares of Holdings’ Class L Common Stock.

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Each of our Credit Agreements, and the indenture relating to our Notes generally prohibit the payment of dividends by us on shares of our common stock (other than dividends payable solely in shares of our capital stock), with certain limited exceptions for dividend payments to Holdings.

Item 6.	Selected Financial Data

The following tables present our selected historical consolidated financial data as of the dates and for the periods indicated. The financial data has been derived from the historical consolidated financial statements.

We operate on a 52/53-week per year basis with the fiscal year ending on the Saturday nearest December 31. The years ended December 31, 2005, December 30, 2006, December 29, 2007 and January 2, 2010 include 52 weeks while the year ended January 3, 2009 includes 53 weeks.

The selected information below should be read in conjunction with and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and accompanying notes thereto of Keystone Automotive Operations, Inc. included below in this document.

	For the Period
(in thousands)	January 2, 2005 to December 31, 2005	January 1, 2006 to December 30, 2006	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009	January 4, 2009 to January 2, 2010
Statement of Operations Data: (1)
Net sales	$509,106	$618,724	$614,867	$566,281	$468,529
Cost of sales (2)	343,165	422,086	427,195	389,762	321,434

Gross profit	165,941	196,638	187,672	176,519	147,095
Selling, general and administrative expenses (3)	136,242	163,394	167,847	168,179	149,979
Net (gain) loss on sale of property, plant and equipment	(16)	(150)	65	(11)	358
Impairment of goodwill and long-lived assets (4)	—	—	9,735	218,948	—

Total operating expenses	136,226	163,244	177,647	387,116	150,337

Income (loss) from operations	29,715	33,394	10,025	(210,597)	(3,242)
Interest expense, net	26,797	34,807	37,841	33,936	28,808
Write-off of deferred financing costs (5)	—	—	6,130	—	—
Other (income) expense	(10)	1	13	(38)	(100)

Total other expense, net	26,787	34,808	43,984	33,898	28,708

Income (loss) before income tax	2,928	(1,414)	(33,959)	(244,495)	(31,950)
Income tax provision (benefit)	1,097	(1,273)	(6,900)	(38,502)	(10,737)

Net income (loss)	$1,831	$(141)	$(27,059)	$(205,993)	$(21,213)

Other Financial Data:
Capital expenditures (including capitalized software costs)	$(6,834)	$(8,664)	$(6,748)	$(6,244)	$(4,768)
Depreciation and amortization	19,140	20,462	20,544	21,094	21,167

	As of
(in thousands)	December 31, 2005	December 30, 2006	December 29, 2007	January 3 , 2009	January 2 , 2010
Balance Sheet Data:
Cash and cash equivalents	$8,172	$2,652	$9,893	$27,267	$26,439
Working capital (6)	93,857	129,936	124,027	140,075	127,358
Total assets	691,741	688,483	674,784	417,237	377,955
Total debt	361,087	374,393	373,045	393,507	391,544
Total shareholder’s equity	186,965	187,695	163,519	(41,591)	(61,149)

(1)	For comparative purposes, certain prior period amounts have been reclassified to conform to current year presentation. The impact of the reclassifications was not material and did not impact net income (loss).
(2)	Cost of sales for the period ended December 31, 2005 includes $1.0 million in non-cash charges related to recognition of the fair market value adjustment on inventory recorded as part of the Blacksmith Acquisition. Cost of sales for the period ended January 3, 2009 was impacted by a $3.4 million addition to the reserve for obsolete inventory and a less than $0.1 million non-cash charge related to the recognition of the fair market value adjustment on inventory purchased from Arrow.
(3)	Selling, general and administrative expenses include management and advisory fees of the Company’s former and current equity sponsors totaling $1.6 million for each of the periods ended December 31, 2005 and December 30, 2006; and $3.1 million is included for each period ended January 3, 2009 and January 2, 2010. No such amounts are included for the period ended December 29, 2007.

(4)	The Company recorded Goodwill impairment charge on both our Distribution segment and our Retail segment of $214.9 million and $4.0 million, respectively, during the period ended January 3, 2009. During the period ended December 29, 2007, the Company recorded a Goodwill impairment charge on our Retail segment of $9.6 million and an impairment charge on certain warehouse equipment of $0.1 million. No such charge was recorded during the period ended January 2, 2010.
(5)	In the first quarter of 2007, the Company wrote-off approximately $6.1 million of deferred financing costs associated with the extinguishment of debt existing at December 30, 2006.
(6)	Working capital is defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K for the fiscal year ended January 2, 2010. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results contemplated by these forward-looking statements. Terms used herein such as “we”, “us”, and “our” are references to Keystone Automotive Operations, Inc. and its subsidiaries (collectively “Keystone”), as the context requires.

Executive Summary

General Business Overview

We are a wholesale distributor and retailer of automotive aftermarket accessories and equipment, operating throughout the United States and in parts of Canada. The Company sells and distributes specialty automotive products, such as light truck / SUV accessories, car accessories and trim items, specialty wheels, tires, and suspension parts and high performance products. We provide a critical link between a fragmented base of approximately 570 vendors and an even more fragmented base of approximately 15,000 customers. No customer comprised more than 2.0% of our net sales in 2009. Our customers range from an individual installing purchased product to large automotive parts retail chains. Our customers are principally small, independent installers and retailers of specialty automotive equipment with annual revenues of less than $1.1 million. Due to their small size, these businesses rely on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. We provide significant value to our vendors including marketing support to develop demand for their products, the distribution of their products to and processing returns from customers, and processing warranty claims. The valuable services we provide and the deep level of integration we have with the business operations of our customers and vendors have resulted in what we believe to be a strong and stable position within our Industry.

The Company’s historical focus was on the Northeastern part of the United States. However, in the last decade our growth strategy has been predicated on both geographic expansion and strategic acquisitions. The Company has sought organic growth via the opening of non-inventory stocking cross-docks and, to a lesser extent, strategically located distribution centers. This strategy has allowed us to use our hub-and-spoke distribution network to expand and better serve our customers in this market.

During 2005, we opened new cross-dock facilities and acquired the stock of Blacksmith and Reliable. The Blacksmith acquisition strengthened our presence in the Midwest and provided us access to new customers, vendors and the ability to integrate Blacksmith’s operations into the Company’s infrastructure. The Reliable acquisition provided us access to new customers and the ability to consolidate Reliable’s operations into the Company’s infrastructure.

In 2006, we opened a warehouse distribution center in Austell, Georgia to improve service to customers in the Southeast region.

During 2007, we relocated our Corona, California warehouse and opened two new cross-docks to improve our service to customers in both the West Coast and Northeast regions.

We took a number of actions to improve efficiencies in the warehouse and logistics environment and to respond to the challenging economic environment of 2008. In 2008, we opened new cross-docks in Burley, Idaho and Houston, Texas. We also closed cross docks in Long Island, New York and Evansville, Indiana as well as implemented a cost reduction program throughout the company. In addition to the changes in our cross-docks during 2008, we also completed the Arrow Asset Purchase. Arrow was a distributor and marketer of automotive aftermarket accessories and equipment in the central and southeastern United States.

During 2009, we continued to leverage our geographic footprint to drive efficiencies throughout the Company, consolidating our call centers and adding cross-docks in Portland, Oregon; Aberdeen, South Dakota and Moosejaw, Saskatchewan; to serve our customers in the Midwest and West Coast regions of the United States and throughout Canada.

Items Affecting Comparability

We operate on a 52/53-week per year basis with the year ending on the Saturday nearest December 31. The years ended December 29, 2007 and January 2, 2010 include 52 weeks while the year ended January 3, 2009 includes 53 weeks.

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

On December 23, 2005 pursuant to a Stock Purchase Agreement dated November 11, 2005, as amended by the Amendment to the Stock Purchase Agreement dated December 13, 2005, the Company acquired all of the issued and outstanding shares of capital stock (including warrants) of Reliable Investments, Inc. for aggregate consideration of $60.1 million, consisting of $49.1 million in cash and notes with a fair market value of $11.0 million (the “Reliable Notes”). The Reliable Notes are obligations of Holdings, bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis, and mature on November 1, 2011. The Reliable Notes, the value of which was contributed by Holdings to the Company, require payment by Holdings prior to the maturity date in certain circumstances.

Operations Overview

In fiscal 2009, net sales decreased by $97.8 million, or 17.3%, from $566.3 million for the year ended January 3, 2009 to $468.5 million for the year ended January 2, 2010. The Distribution segment generated $446.7 million, or 95.3% of net sales in fiscal 2009 compared to $542.5 million, or 95.8% of net sales in fiscal 2008. The Retail segment generated $21.8 million, or 4.7% of net sales in fiscal 2009 compared to $23.8 million, or 4.2% of net sales in fiscal 2008.

Net loss of $21.2 million for the year ended January 2, 2010 represented a decrease in the loss of $184.8 million versus the year ended January 3, 2009. The decrease in the loss is primarily attributed to a decline in selling, general and administrative expenses, interest expense and the absence of the $218.9 million impairment of Goodwill and long-lived assets incurred in fiscal 2008 partially offset by declines in gross profit and income tax benefits. Net loss for the Distribution segment decreased by $180.3 million, from a net loss of $200.2 million for the year ended January 3, 2009 to a net loss of $19.9 million for the year ended January 2, 2010. The Retail segment’s net loss decreased by $4.5 million from a loss of $5.8 million for the year ended January 3, 2009 to a net loss of $1.3 million for the year ended January 2, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year Ended January 2, 2010 Compared to the Year Ended January 3, 2009.”

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

Net loss of $206.0 million for the year ended January 3, 2009 represented an increase in the loss of $178.9 million versus the year ended December 29, 2007. The increase in the loss is primarily attributed to a decline in gross profit and a charge of $218.9 million for the impairment of Goodwill partially offset by a decrease in expenses and an increase in income tax benefits, more fully described below. Net income for the Distribution segment decreased by $182.9 million, from a net income of $17.3 million for the year ended December 29, 2007 to a net loss of $200.2 million for the year ended January 3, 2009. The Retail segment’s net loss decreased by $4.0 million from a loss of $9.8 million for the year ended December 29, 2007 to a net loss of $5.8 million for the year ended January 3, 2009 primarily due to a lower Goodwill impairment charge of $5.6 million compared to December 29, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year Ended January 3, 2009 Compared to the Year Ended December 29, 2007.”

The National Bureau of Economic Research officially declared that the U.S entered into a recession in December 2007. Over the succeeding 24 months the number of home foreclosures has increased to record levels. The number of jobless claims also increased. Financial markets have also experienced significantly diminished liquidity, fluctuations in interest rates, and a reduction in the availability of credit in general, consumer credit, and a general weakening of consumer confidence. Concurrently, economic weakness accelerated globally. The decreases in the Company results over the past 24 months were attributable to a combination of factors including continuing decreases in consumer spending on discretionary items driven by general economic recession, increased unemployment, declines in truck and SUV sales, and the decline in available credit in the market place, influenced by continued turmoil and volatility in the financial markets which has impacted the audit industry as a whole, from vehicle manufacturers to suppliers and customers.

Based on published reports and other available information regarding the state of the automotive, credit and financial industries the Company’s current trend in sales and operating results are expected to continue or improve slightly in the near term. Despite this current outlook the Company believes that it is well positioned to gain market share and expand into regions through selective acquisitions and organic growth.

Results of Operations

The following table sets forth the percentages of net sales that certain items of operating results constitute for the periods indicated.

	Year Ended
	December 29, 2007	January 3, 2009	January 2, 2010
Statement of operations data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.5	68.8	68.6

Gross profit	30.5	31.2	31.4
Selling, general and administrative expenses	27.3	29.7	32.0
Net (gain) loss on sale of property, plant and equipment	—	—	0.1
Impairment of goodwill and long-lived assets	1.6	38.7	—

Income (loss) from operations	1.6	(37.2)	(0.7)
Interest expense, net	6.1	6.0	6.1
Write-off of deferred financing costs	1.0	—	—

Income (loss) before income tax	(5.5)	(43.2)	(6.8)
Income tax provision (benefit)	(1.1)	(6.8)	(2.3)

Net income (loss)	(4.4)%	(36.4)%	(4.5)%

Year ended January 2, 2010 Compared to the Year ended January 3, 2009

The following table and discussion are based on the consolidated operations of the Company for the periods indicated:

	Year Ended
(in thousands)	January 3, 2009	January 2, 2010	Dollar Change	Percent Change
Net sales	$566,281	$468,529	$(97,752)	(17.3)%
Cost of sales	(389,762)	(321,434)	68,328	17.5

Gross profit	176,519	147,095	(29,424)	(16.7)
Selling, general and administrative expenses	(168,179)	(149,979)	18,200	10.8
Net gain (loss) on sale of property, plant and equipment	11	(358)	(369)	*
Impairment of goodwill and long-lived assets	(218,948)	—	218,948	*

Income (loss) from operations	(210,597)	(3,242)	207,355	*
Interest expense, net	(33,936)	(28,808)	5,128	15.1
Other income (expense)	38	100	62	*

Income (loss) before income tax	(244,495)	(31,950)	212,545	*
Income tax provision (benefit)	(38,502)	(10,737)	27,765	*

Net income (loss)	(205,993)	(21,213)	184,780	*
Other comprehensive income (loss):
Foreign currency translation	(620)	407	1,027	*

Comprehensive income (loss)	$(206,613)	$(20,806)	$185,807	* %

*	Percentage change intentionally left blank.

Net Sales. Net sales represents the sales of product and promotional items, fees and all shipping and handling costs paid by customers, less any customer-related incentives and a provision for future returns. The decrease in sales was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic recession, increased unemployment, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the continued decline in available credit in the marketplace, influenced by the continued volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Should any of these factors continue or worsen, it could have a future negative impact on our sales. Our Dropship fulfillment operations (shipping via third party delivery primarily to residential locations) achieved double-digit increase in net sales and National Accounts (customers that participate in retail markets on a national or multi-region basis) achieved a single-digit increase in net sales versus prior year. All other geographies saw double digit declines versus prior year. The Distribution segment accounted for 95.3% and 95.8% of the total net sales for the years ended January 2, 2010 and January 3, 2009, respectively.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit decreased by $29.4 million, or 16.7%, from $176.5 million for the year ended January 3, 2009 to $147.1 million for the year ended January 2, 2010. The year ended January 2, 2010 was impacted by lower net sales offset slightly by higher selling margins. Gross margin was 31.4% for the year ended January 2, 2010 and 31.2% for the year ended January 3, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all non-product related operating expenses – warehouse, delivery, marketing, selling, general and administrative, depreciation and amortization, information technology, and occupancy less certain benefits received from promotional activities. Selling, general and administrative expenses were $150.0 million, or 32.0%, of sales for the year ended January 2, 2010, and $168.2 million, or 29.7%, of sales for the year ended January 3, 2009. Cost reduction programs in our warehouse, delivery and selling departments reduced operating expenses, but were partially offset by increases in our general administration, purchasing and promotional departments. Warehouse, delivery and selling expense for the year ended January 2, 2010 decreased by $18.9 million as compared to the year ended January 3, 2009, related to employee related costs, delivery fuel costs and freight costs. General and administrative, purchasing and promotional departments expense for the year ended January 2, 2010 increased by $0.7 million compared to the year ended January 3, 2009, due to increased employee related cost, advertising and professional fees partially offset by reductions in bad debt expense and insurance.

Impairment of Goodwill and long-lived assets. The Company recorded a Goodwill impairment charge on both our Distribution segment and our Retail segment of $214.9 million and $4.0 million, respectively, during the period ended January 3, 2009. No such charge was recorded during the period ended January 2, 2010.

Interest Expense, net. Interest expense decreased by $5.1 million, or 15.1%, from $33.9 million for the year ended January 3, 2009 to $28.8 million for the year ended January 2, 2010, primarily due to decreases in variable interest rates.

Income Tax Benefit. Income tax benefit decreased by $27.8 million from a benefit of $38.5 million for the year ended January 3, 2009 to a benefit of $10.7 million for the year ended January 2, 2010. The effective tax benefit rate of 33.6 percent for the year ended January 2, 2010 is below the statutory rate primarily due to the establishment of additional valuation allowance to reduce the recorded future tax benefit of net operating loss carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management determined it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, management has established $5.9 million and $4.6 million in valuation allowances, for the years ended January 2, 2010 and January 3, 2009, respectively, to reduce the recorded tax benefits from such assets.

Net Loss. Net loss decreased by $184.8 million from $206.0 million for the year ended January 3, 2009 to $21.2 million for the year ended January 2, 2010. The year ended January 2, 2010 was impacted by a decrease in sales and lower income tax benefit, offset partially by higher gross margin percent lower selling, general and administrative expense, lower interest expense, and the absence of an impairment charge related to Goodwill in fiscal year 2009.

Results by Reportable Segment. We operate in two reportable segments: Distribution and Retail. The Distribution reportable segment encompasses the Company’s hub-and-spoke distribution network that distributes specialty automotive equipment for vehicles to our customers. The Retail reportable segment encompasses our 20 retail stores in Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement parts and specialty accessories. See Note 11 to the Financial Statements for additional information. The Company’s Distribution segment net sales decreased for the year ended January 2, 2010 by $95.8 million compared to the year ended January 3, 2009. The decrease in sales was driven by a combination of factors, including a decrease in consumer spending on discretionary items, general economic recession, increased unemployment, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by continued volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers.

Sales for the Retail segment decreased $2.0 million. The decrease in sales was attributable to fewer customer transactions in 2009 compared to 2008. The Retail reportable segment is not expected to contribute significantly to future growth.

Net loss decreased by $180.3 million in the Distribution segment and decreased by $4.5 million in the Retail segment. The Distribution segment was impacted by a decrease in sales, a decrease in impairment of assets offset partially by higher gross margin percent, lower selling, general and administrative expenses, lower interest expense and a lower income tax benefit. The decrease in the Retail segment’s net loss is attributed primarily to the absence of $4.0 million non-cash Goodwill impairment charge in the period ending January 2, 2010 compared to January 3, 2009.

Year ended January 3, 2009 Compared to the Year ended December 29, 2007

	Year Ended
(in thousands)	December 29, 2007	January 3, 2009	Dollar Change	Percent Change
Net sales	$614,867	$566,281	$(48,586)	(7.9)%
Cost of sales	(427,195)	(389,762)	37,433	8.8

Gross profit	187,672	176,519	(11,153)	(5.9)
Selling, general and administrative expenses	(167,847)	(168,179)	(332)	(0.2)
Net gain (loss) on sale of property, plant and equipment	(65)	11	76	—
Impairment of goodwill and long-lived assets	(9,735)	(218,948)	(209,213)	*

Income (loss) from operations	10,025	(210,597)	(220,622)	*
Interest expense, net	(37,841)	(33,936)	3,905	10.3
Write-off of deferred financing costs	(6,130)	—	6,130	*
Other income (expense)	(13)	38	51	*

Income (loss) before income tax	(33,959)	(244,495)	(210,536)	*
Income tax provision (benefit)	(6,900)	(38,502)	(31,602)	*

Net income (loss)	(27,059)	(205,993)	(178,934)	*
Other comprehensive income (loss):
Foreign currency translation	442	(620)	(1,062)	*

Comprehensive income (loss)	$(26,617)	$(206,613)	$(179,996)	* %

*	Percentage change intentionally left blank.

Net Sales. The decrease in sales was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic recession, increased unemployment, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers. Sales from our National Accounts (customers that participate in retail markets on a national or multi-region basis) experienced a double digit increase. Canada and International experienced single digit increases in sales while Midwest remained consistent year-over-year. Drop-ship decreased by single digits, while the Northeast, Southeast and West Coast experienced double digit-declines. The Distribution segment accounted for 95.8% and 96.1% of the total net sales for the years ended January 3, 2009 and December 29, 2007, respectively.

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

Results by Reportable Segment. We operate in two reportable segments: Distribution and Retail. The Company’s Distribution segment net sales decreased for the year ended January 3, 2009 by $48.2 million compared to the year ended December 29, 2007. The decrease in sales was driven by a combination of factors, including a decrease in consumer spending on discretionary items driven by higher gasoline prices, general economic recession, increased unemployment, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the marketplace, influenced by unprecedented turmoil and volatility in the financial markets, which has impacted vehicle manufacturers, suppliers and customers.

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

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the year ended January 2, 2010 was $5.1 million compared to cash provided by operating activities of $3.4 million for the year ended January 3, 2009. The increase in cash from operations year-over-year was driven primarily by a decrease of the net operating assets employed in the business partially offset by a decrease in net income after adjustment for non-cash charges. Non-cash charges include such items as depreciation and amortization, amortization of deferred financing charges, write-offs of deferred financing charges, impaired Goodwill and long-lived assets, net gain (loss) on sale of property, plant and equipment, deferred income taxes and non-cash stock-based compensation.

The reduction for net operating assets employed in the business resulted from a working capital reduction program which began in the second half of the fiscal year ended January 3, 2009 and resulted in significant reductions in inventory, trade accounts receivable and net other assets and liabilities, partially offset by a reduction in year-end trade accounts payable. Working capital decreased by $12.7 million, or 9.1%, from $140.1 million for the year ended January 3, 2009 to $127.4 million for year ended January 2, 2010.

Net cash provided by operating activities during the year ended January 3, 2009 was $3.4 million compared to cash provided by operating activities of $21.3 million for the year ended December 29, 2007. The decrease in cash from operations year-over-year was driven primarily by a decrease in net income after adjustment for non-cash charges and a decrease in the reduction of net operating assets employed in the business.

Investing Activities. Net cash used in investing activities was $4.1 million for the year ended January 2, 2010 compared to $6.0 million used in investing activities for the year ended January 3, 2009. Net cash used in investing activities for the year ended January 2, 2010 includes $4.6 million for the purchase of property, plant and equipment, and $0.2 million related to capitalized software costs partially offset by $0.7 million of gross proceeds received from the sale of property, plant and equipment. The net cash used in investing activities was $6.0 million for the year ended January 3, 2009 compared to $6.7 million used in investing activities for the year ended December 29, 2007. Net cash used in investing activities of $6.0 million for the year ended January 3, 2009 includes $5.8 million for the purchase of property, plant and equipment, and $0.4 million related to capitalized software cost partially offset by $0.2 million of gross proceeds received. Net cash used in investing activities for the year ended December 29, 2007 includes $5.6 million for the purchase of property, plant and equipment and $1.1 million for capitalized software and $0.1 million of gross proceeds received.

Financing Activities. Net cash used in financing activities was $1.9 million for the year ended January 2, 2010, compared to net cash provided by financing activities of $20.5 million for the year ended January 3, 2009. The decrease in cash provided by financing activities was primarily driven by $28.3 million of borrowing under the revolving line-of-credit for the year ended January 3, 2009. Net cash provided in financing activities was $20.5 million for the year ended January 3, 2009, compared to net cash used by financing activities of $7.6 million for the year ended December 29, 2007. The increase in cash provided by financing activities was primarily driven by $28.3 million of borrowing under the Revolver offset by a $7.8 million repayment of long term debt for the year ended January 3, 2009. Under the Revolver existing at January 2, 2010, we had $54.9 million in cash and borrowing capacity.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower; Holdings; the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreements”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements which replaced the Company’s prior credit agreement provide the Company with greater operational flexibility and liquidity to meet its strategic and operational goals.

The Credit Agreements contain affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of properties, insurance and conduct of business. The Credit Agreements also contain negative covenants that limit the ability of the Company and its subsidiaries to, among other things, create liens, dispose of all or substantially all of their properties, including merging with another entity, incur debt and make investments, including acquisitions. The Revolver includes a financial covenant that is applicable if borrowing availability is less than the greater of $8.0 million or ten percent of the borrowing base. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions, which are customary for facilities of this type.

The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company, and matures on the fifth anniversary of the date of execution. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and Guarantors and a second priority security interest in the Company’s receivables and inventory. The Term Loan includes a provision that requires the Company to prepay a portion, or all, of its borrowings under the Term Loan Facility with the proceeds received from certain events, including the sale of assets, the issuance of debt or equity, obtaining replacement financing and “excess cash flow” as defined within the Credit Agreements. Based on the results of the 2009 fiscal year, the Company is required to prepay approximately $0.2 million of its borrowings related to “excess cash flow”. The Company has elected, as is allowed under the provisions of the Credit Agreement, to apply the payment related to the current year’s “excess cash flow” to offset a portion of the first required quarterly principal amortization payment in 2010. As a result of this election, no change has been made with respect to the current portion of the long-term debt. No such payment was required during 2009 for fiscal 2008.

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

In 2003, the Company issued $175 million of Notes due 2013. These Notes bear interest at a fixed rate of 9.75%. The Notes have been guaranteed by all of the Company’s subsidiaries. The subsidiary guarantors are wholly-owned subsidiaries of the Company and the subsidiary guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. As a result of the foregoing, condensed consolidating financial information regarding the Company and guarantors is not presented. Additionally, the indenture for the Notes imposes a number of restrictions on the Company, including its ability to incur additional indebtedness, to make certain restrictive payments (including dividends to Holdings), to make certain asset dispositions, to incur additional liens and to enter into other significant transactions.

In 2010, our principal sources of funds are expected to be cash flows from operations. Subject to the risks previously described in the Risk Factors section, we believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months.

Debt Service. As of January 2, 2010, we had total indebtedness of $391.5 million and $28.5 million of borrowings available under our senior credit facilities and the Notes, subject to customary conditions. We had $4.7 million of letters of credit that reduced availability under the senior credit facilities. We also had $26.4 million of cash at January 2, 2010.

The applicable margin on the Term Loan is 3.50% over LIBOR or 2.50% over base rate. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Borrower and Guarantors and a second priority interest in receivables and inventory. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or 0.25% to 0.75% over base rate based on undrawn availability. The Revolver is secured by a first priority interest in all receivables and inventory and a second priority security interest in the stock of the subsidiaries and all other assets of the Borrower and Guarantors.

The Notes mature in 2013 and are fully and unconditionally guaranteed by each of our existing domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1. The Notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all existing and future senior debt of the Company and of our guarantors. If we cannot make payments required by the Notes, the subsidiary guarantors must make them.

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

Capital Expenditures. We anticipate that we will spend approximately $7.0 million on capital expenditures in fiscal 2010. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $127.4 million at January 2, 2010. We maintain sizable inventory in order to help secure our position as a critical link in the Industry between vendors and consumers, and believe that we will continue to require working capital consistent with past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak summer driving season, during which time our working capital tends to be reduced.

Distributions to Holdings. Our ability to make distributions to Holdings is limited by the restrictions contained within our Notes and the Credit Agreements. Holdings has no assets other than our equity, therefore Holdings’ payments on the Reliable Notes may be limited by the restrictions contained within our Notes and in the Credit Agreements. These limitations could result in a default by Holdings on the Reliable Notes. A default on the Reliable Notes would give holders of the Reliable Notes increased payments of “in kind” interest, but would not result in a default of any of the Company’s indebtedness.

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

Off-Balance Sheet Arrangements. For the year ended January 2, 2010, the Company had no off-balance sheet arrangements.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of January 2, 2010.

	Payments Due by Period
(in millions)	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations

Term loan	$1.9	$186.3			$188.2
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	28.3	—	—	28.3
Operating lease obligations	6.3	10.1	6.9	3.4	26.7
Advisory service fees (1)	3.1	6.2	3.1	—	12.4
Interest on indebtedness (2)	24.0	39.5	14.4	—	77.9

Total contractual cash obligations (3)	$35.3	$270.4	$199.4	$3.4	$508.5

(1)	In connection with the Transaction, we entered into advisory agreements with Bain Capital and Advent pursuant to which the respective companies agree to provide certain advisory services in exchange for an annual Advisory Service Fee. See Item 12 “Certain Relationships and Related Transactions.”
(2)	Represents interest on the Notes and interest on the senior credit facility assuming LIBOR of 0.2%. Each increase or decrease in LIBOR of 100 basis points would result in an increase or decrease in annual interest expense on the senior credit facilities of $2.2 million assuming outstanding indebtedness of $216.5 million under our senior credit facilities.
(3)	The obligations above exclude $1.1 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with ASC Topic 740, “Income Taxes”. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all. See Note 9 to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. Effective July 1, 2009, the ASC superseded existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and other accounting literature. Adoption of ASC Topic 105, “Generally Accepted Accounting Principles” (“Topic 105”) changed the referencing of financial standards effective for interim or annual financial periods ending after September 15, 2009. The Company has adopted Topic 105 for the quarter ending October 3, 2009. Topic 105 is not intended to change or alter existing United States GAAP and did not have any impact on our consolidated financial statements. Subsequent to the issuances of the ASC, the FASB has released Accounting Standard Update (“ASU”) Numbers 2009-01 through 2010-09. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. On October 2, 2009, the SEC announced that it is providing non-accelerated filers with additional time to comply with the second phase of the Act, the SEC’s internal control audit requirements. As a result, the Company will be required to provide the auditor’s report on internal control over financial reporting beginning with our fiscal year ending January 1, 2011.

Effective January 4, 2009 the Company adopted ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and Goodwill acquired in a business combination. Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Adoption of Topic 805 did not have a material impact upon adoption, however, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009; non controlling (minority) interests are to be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

Effective January 4, 2009, the Company adopted ASC Topic 350, “Intangibles – Goodwill and Other” (“Topic 350”). Topic 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Topic 350 is intended to improve the consistency between the useful life of an intangible asset determined under Topic 350 and the period of expected cash flows used to measure the fair value of the asset under Topic 805. Topic 350 is effective for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. Adoption of Topic 350 did not have a material impact on the consolidated financial statements.

Effective July 4, 2009, the Company adopted ASC Topic 825, “Financial Instruments” (“Topic 825”) which requires disclosures about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as annual financial statements. Topic 825 is effective for periods ending after June 15, 2009 and applies to all financial instruments within the scope of Topic 825, and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. Topic 825 requires comparative disclosures only for periods ending after initial adoption. Adoption of the Topic 825 resulted in the inclusion of the additional required disclosure in the Company’s interim financial statements for periods ending after June 15, 2009.

Effective July 4, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (“Topic 855”). Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. Adoption of Topic 855 resulted in the inclusion of the additional required disclosure in the Company’s financial statements for periods ending after June 15, 2009. Effective February 24, 2010, the Company adopted the provisions of ASU 2010-09 relating to Topic 855. ASU 2010-09 revises the disclosure requirements established in Topic 855. ASU 2010-09 is effective immediately upon issuance. Adoption of ASU 2010-09 by the Company resulted in the modification and elimination of disclosures in the Company’s financial statements issued subsequent to February 24, 2010.

Critical Accounting Policies

Our significant accounting policies are described in Note 3, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” of this document. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on our evaluation of levels of inventory that cannot be restocked or returned to vendors. If our evaluation is incorrect, we could be required to record larger reserves. For the year ended January 2, 2010, the Company recorded provisions for obsolete, excess and slow moving inventory of $1.3 million.

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

In accordance with the requirements of Topic 350, prior to the start of our 2009 fiscal year, we evaluated our Goodwill for impairment, at least annually, as of the end of the fiscal year. The impairment review involved a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determined the estimated fair value for each reporting unit (the “Reporting Unit Fair Value”) based on the average of the estimated fair values calculated using market values for comparable businesses (the “Market Approach”) and discounted cash flow projections (the “Income Approach”). The Company used an average of the two methods in estimating fair value because it believed they provide an equal probability of yielding an appropriate fair value for the reporting unit. Under the Market Approach, the Company obtained publicly available trading multiples based on the enterprise value of companies in similar industries to our reporting units. The Company also reviewed available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in these industries. Under the Income Method, fair value was calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally included a growth assumption equal to an estimated long-term growth rate for the industry in which the segment operates. The Company’s estimated of future cash flows included assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows. The discount rate was based on the average weighted-average cost of capital of companies in the industries deemed to be similar to those of our reporting units, for which information is available through various sources.

We considered the carrying value of a reporting unit’s Goodwill to be impaired if the carrying value of net assets assigned to the reporting unit is more than the Reporting Unit Fair Value. The resulting impairment charge is determined by calculating the implied fair value of Goodwill through a hypothetical purchase price allocation of the Reporting Unit Fair Value and reducing the current carrying value of Goodwill to the extent it exceeds the implied fair value of Goodwill.

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

During the fourth quarter of 2008, the Company began to experience decreases in sales of 15.1 percent coupled with a small decline in gross margins as a percent of sales. These factors led to a decrease in gross profit for the quarter. During the fourth quarter, the Company experienced an increase in the number of customers that were unable to pay the balance of their receivable accounts with the Company due to their financial distress. Also during the fourth quarter, the Company performed its annual forecasting process for the following fiscal year. Financial markets experienced serious disruption during the fourth quarter, including significantly diminished liquidity, fluctuations in interest rates, and a reduction in the availability of credit in general, consumer credit, and a general weakening of consumer confidence. Concurrently, economic weakness accelerated globally. Due to these general economic factors, combined with the factors indicated above, the Company determined that it was appropriate to assume similar results for projections for the following fiscal year. Information developed through this process and the general economic conditions indicated that the Company’s expectations for the profitability and cash flow for the 2009 fiscal year was significantly lower than had been previously expected. In addition to the events which occurred during the fourth quarter 2008, early in 2009, Moody’s Investor Service downgraded the Company’s credit rating. These adverse changes in the Company’s expected operating results, cash flows and unfavorable changes in market conditions and other economic factors resulted in the Company’s determination that an event or change in circumstances had occurred during the fourth quarter which indicated that the carrying amount of the Goodwill may not be recoverable.

In accordance with our policy, as of the end of fiscal year 2008 the Company performed the first step of the of the Topic 350 analysis for both the Distribution and Retail segments, our two reporting units. The Reporting Unit Fair Values were determined based on the method described above. The Distribution segment analysis indicated that the carrying value of the reporting unit’s net assets was in excess of fair value resulting from lower projections of near-term and long-term future cash flows. Such projections were influenced by a combination of factors including a decrease in consumer spending on discretionary items driven by fluctuations in gasoline prices, general economic recession, increased unemployment, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the market place. Unprecedented turmoil and volatility in the financial markets had also impacted the auto industry as a whole, from vehicle manufacturers, to suppliers and customers. The Company performed the second step analysis, determined that an impairment had occurred and, accordingly, recorded an impairment charge of $214.9 million at January 3, 2009.

The Retail segment analysis also indicated that the carrying value of the reporting unit’s net assets was in excess of fair value resulting from lower projections of near-term and long-term future cash flows resulting from the same factors described in the Distribution segment analysis above. The Company performed the second step analysis, determined that impairment had occurred and, accordingly, recorded an impairment charge of $4.0 million at January 3, 2009. During the fourth quarter 2007, The Company performed the first step of the Topic 350 analysis for the Retail segment. The analysis indicated that the carrying value was in excess of fair value resulting from lower projections of near-term and long-term future cash flows due to weakening market conditions and increased competitive pressures. The Company performed the second step analysis and determined that an impairment had occurred. Accordingly, the Company recorded an impairment charge related to Goodwill of $9.6 million.

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

Given the factors and conditions which are described previously with respect to the Company’s review for impairment of Goodwill as of the end of fiscal year 2008, the Company determined that an event indicating that the carrying amount of the long-lived assets may not be recoverable, had occurred. Accordingly, as of the end of fiscal year 2008 the Company performed the test required in the first step of Topic 360. Under Topic 360, the Company estimated the future net undiscounted cash flows expected to be generated from the use and eventual disposal of the long-lived assets groups and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset groups. The cash flow period was based on the remaining useful lives of the asset group which ranged from 10 to 25 years. The analysis indicated that the carrying value of the long-lived assets was recoverable. Accordingly, the Company determined that no impairment had occurred and that no adjustment was required. The Company also determined that no acceleration of depreciation and amortization was required. The Company did not note an event in the fiscal year 2009, that indicated that the carrying amount of the intangible assets with defined lives may not be recoverable and did not find in necessary to perform a recoverability evaluation and therefore, was also not required to review the appropriateness of the service lives.

Insurance-Related Liabilities. The Company carries insurance for workers’ compensation, automotive liability and general liability, each of which carries a retained deductible. Any claims incurred on these policies, up to the deductible level, are the obligation of the Company. As a result, we are required to estimate the amount of reserves required for both reported claims and claims incurred but not reported. The estimation of the amount of reserves required, performed in accordance with ASC Topic 450, “Accounting for Contingencies”, involves significant management judgment.

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

We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. We do not have any speculative or leveraged derivative transactions. Most of our sales are denominated in United States dollars; thus our financial results are not subject to any material foreign currency exchange risks.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreements to refinance our debt and replace the Company’s existing senior secured credit agreement. As of January 2, 2010, the Company had $188.2 million in debt outstanding on the Term Loan and the Revolver was drawn to an outstanding balance of $28.3 million. The interest rate on the $175.0 million Notes is fixed at 9.75%. As of January 2, 2010, our exposure to changes in interest rates is related to our Term Loan and Revolver of $216.5 million which provides for interest payments based on LIBOR plus an applicable borrowing margin and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point increase or decrease in LIBOR would result in an approximately $2.2 million increase or decrease, respectively, to interest expense.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

The financial statements are listed in Part IV, Item 14 of this Annual Report on Form 10-K.

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

	First Quarter of the Fiscal Year		Second Quarter of the Fiscal Year		Third Quarter of the Fiscal Year		Fourth Quarter of the Fiscal Year
(in thousands)	2008	2009	2008	2009	2008	2009	2008	2009
Net Sales	$143,894	$119,734	$165,818	$129,611	$136,259	$116,615	$120,310	$102,569
Gross Profit	46,446	39,575	52,274	39,472	41,982	35,500	35,817	32,548
Income from Operations: (income before income taxes, interest expense)	4,422	(1,066)	9,662	1,385	973	(389)	(225,654)	(3,172)
Income (loss) before income taxes	(4,483)	(8,730)	1,556	(5,775)	(7,160)	(7,461)	(234,408)	(9,984)
Net Income (loss)	(2,781)	(5,422)	1,277	(3,386)	(5,460)	(7,476)	(199,029)	(4,929)

During the fourth quarter of the fiscal year 2008, the Company recorded a one-time impairment charge related to Goodwill of $218.9 million.

Report of Management

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

b) Changes in Internal Control Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, executive officers and other key employees are as follows:

Name	Age	Position
Edward Orzetti	44	Chief Executive Officer, President and Director
Richard Paradise	48	Executive Vice President, Chief Financial Officer
Kevin Canavan	39	Vice President of Strategic Planning & Business Development
Rudy Esteves	45	Vice President, Consumer Operations
Murthy Sathya	46	Vice President, Category Management
Paul Edgerley	54	Director
Blair Hendrix	45	Director
Seth Meisel	37	Director
Stephen Zide	50	Director
Gabriel Gomez	44	Director

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

Richard Paradise joined us in 2009 as Executive Vice President and Chief Financial Officer. Prior to joining us, from 2007 to 2008, Mr. Paradise served as the Senior Vice President and Chief Financial Officer of The Children’s Place Retail Stores, Inc. Previously, Mr. Paradise served as Vice President and Chief Financial Officer of American Standard Companies, Inc.’s Bath & Kitchen division from August 2005 to October 2007 and as Corporate Vice-President and Controller for the three years prior to that.

Kevin Canavan joined us in 2007 as Vice President of Strategy and Business Development. Prior to joining us, from 2004 to 2007, he was employed by VWR as the Vice President of Category Management. Before joining VWR, Mr. Canavan was Director of Integrated Supply Chain at Textron, Inc. Mr. Canavan began his career in Engineering with the Procter & Gamble Company.

Rudy Esteves joined us in 2007 as Vice President of National Accounts, eCommerce and Export. Prior to joining us, from 2004 to 2007, he was employed by VWR as the Vice President of Transportation Operations. Before joining VWR, Mr. Esteves was the Vice President and General Manager of David Brown Guinard Union Pumps. Mr. Esteves began his career as a Senior Consultant of CAP Gemini Ernst and Young Consulting.

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

Paul Edgerley became a director of our company upon consummation of the Transaction. Mr. Edgerley joined Bain Capital in 1988 and has been a Managing Director since 1990. Prior to joining Bain Capital, Mr. Edgerley spent five years at Bain & Company where he worked as a consultant and manager in the healthcare, information services, retail and automobile industries. Previously, Mr. Edgerley, a certified public accountant, worked at Peat Marwick Mitchell & Company. Currently, Mr. Edgerley sits on the Board of Directors of The Boston Celtics, Steel Dynamics Inc., HD Supply, Mei Conlux, Inc., Sensata Tech N.V., and Suntelephone.

Blair Hendrix became a director of our company in 2004. Mr. Hendrix is a Managing Director at Bain Capital. Prior to joining Bain Capital in 2000, Mr. Hendrix was an Executive Vice President and Chief Operating Officer of DigiTrace, Inc. and was a management consultant at Corporate Decisions, Inc. (now Mercer Management Consulting). Mr. Hendrix also serves on the Board of Directors of Clear Channel Communications Inc. and Clear Channel Outdoor Holdings Inc. Previously, Mr. Hendrix has also served on the Board of Directors of SMTC Corporation, Vivra Holdings, Inc., and Innophos, Inc.

Seth Meisel became a director of our company in 2005. Mr. Meisel is a Principal at Bain Capital. Prior to joining Bain Capital in 1999, Mr. Meisel worked as a consultant and manager at Mercer Management Consulting in the industrial, financial services and retail industries. Mr. Meisel also serves on the Board of Directors of Unisource Worldwide Inc and Sensata Tech N.V. During 2009, Mr. Meisel resigned his position as director of Broder Bros., Co.

Stephen Zide became a director of our company upon consummation of the Transaction. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Innophos, Inc., HD Supply, Inc. Edcon Holdings (Pty) Limited, Sensata Tech, N.V., and the Weather Channel. During 2009, Mr. Zide resigned his position as director of Broder Bros., Co. Previously, Mr. Zide also served on the Board of Directors of DDi Corp.

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

Our Board of Directors has determined that one member of our Audit Committee, Mr. Hendrix, is qualified to be an “audit committee financial expert” within the meaning of SEC regulations. The Board reached its conclusion as to the qualifications of Mr. Hendrix based on his education and experience in analyzing financial statements of a variety of companies. Mr. Hendrix, as Managing Director of Bain Capital, LLC, which through its affiliated investment funds holds 78% of the outstanding common stock of Holdings, which controls the Company, does not meet the standards of independence adopted by the SEC. Mr. Meisel also does not meet the standards of independence.

Nominees to Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

A copy of our code of ethics (Keystone Automotive Operations, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior officers is incorporated by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed on March 28, 2008.

Item 11.	Executive Compensation

General Philosophy and Objectives of the Compensation Programs

Keystone’s objective is to provide competitive executive compensation that is commensurate with both the role and qualifications of the incumbent and is sufficiently competitive to allow the Company to attract and retain high-quality management talent.

Keystone’s compensation philosophy for all management, including the Chief Executive Officer (“CEO”), is to provide a balance of base salary, short-term incentive opportunities tied to achievement of specific corporate performance goals, and for a group of management members (spanning manager through Executive Vice President (“EVP”) ranks), a long-term incentive award to promote retention during longer term Company evolution and financial performance. In 2009, the annual short-term incentive program has two gates that determine individual participant awards. First, the overall company performance determines the percentage of the bonus pool that will be available for disbursement. The Board makes this determination based on agreed upon corporate financial performance and achievement of certain strategic and operating objectives. The Board approved performance assessment determines the pool available for distribution. The funds are disbursed based on a combination of the target bonus percent for the plan participant and their individual performance against their goals during the year. This is determined by a formal year-end Talent Review Process (i.e., performance review process). In each instance, it is a combination of overall and individual performance that determines the amount of the award.

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

With respect to stock option grants, the Compensation Committee is involved in determining awards for the CEO and senior leadership team (the senior employees reporting directly to the CEO, including the individuals named in the Summary Compensation Table (the “Named Executive Officers”)). In general, the pool of options remains fully awarded with additional awards expected to be focused on key new hires. Participation in the plan is limited to a select group of participants.

The Compensation Committee includes: Seth Meisel, Principal, Bain Capital; Stephen Zide, Managing Director, Bain Capital; and Edward Orzetti, the Company’s CEO. The Compensation Committee confers informally on a regular basis and convenes formally twice per year. The directors that are members of the Compensation Committee do not meet the standards of independence based on the definition of independent directors set forth in Rule 4200(a) (15) of the NASDAQ Marketplace rules.

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

Annual Salary (“Salary”)

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

Performance Based Short-Term Incentive Plan (“Bonus”)

The short-term incentive plan is specifically designed to drive leadership performance. It is a tiered plan and reflects varying levels of management participation. Annual awards are recommended by the CEO and reviewed and approved by the Compensation Committee and Board of Directors, which review actual results at year-end with the CEO and Chief Financial Officer (“CFO”) to determine goal attainment and performance. The participation formula for Named Executive Officers is 80% based on the Company’s financial performance and achievement of certain strategic and operating objectives as approved by the Board and 20% based on individual performance.

Long-Term Equity Compensation (“Stock Awards” and “Option Awards”)

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with the CEO. Under the Restricted Stock Agreement, fifty percent (50%) of the restricted stock vested on October 31, 2008 and the remaining fifty percent (50%) was to vest on June 30, 2010. However, in connection with Mr. Orzetti’s entering into his Incentive Bonus Agreement during the fourth quarter of 2009, Mr. Orzetti and the Company agreed to cancel the unvested portion of the restricted stock. Accordingly, Mr. Orzetti remains vested in 30,000 shares of the Company’s Class L Common Stock and 270,000 shares of the Company’s Class A Common Stock.

The long-term incentive plan (Executive Stock Option Plan) provides Board-approved management members with options to purchase shares of Holdings’ authorized but unissued Class A and Class L common stock. At the time of grant approval, usually the first Compensation Committee/Board meeting after hire, a vesting schedule is established for the award. Subsequent to the fiscal year 2008, the vesting schedule is a three year schedule providing for annual 33 1/3% vesting. Prior to 2009, the vesting schedule was five years, providing for annual 20% vesting.

Non-Equity Incentive Plan Compensation

On November 11, 2009, the Company entered into agreements approved by the Compensation Committee of the Board of Directors (“Incentive Bonus Agreement”) adopting a new component to the long term incentive plan for certain of the Company’s officers and senior executives. The plan provides a restricted cash bonus.

Each employee’s restricted cash bonus is subject to the terms and conditions of an Incentive Bonus Agreement, which provides that the Cash Bonus, reduced for applicable federal, state and local taxes withheld, shall be deposited into a securities account in the employee’s name and at Holdings’ direction, used to purchase our Notes. An employee’s interest in the Notes held in his or her securities account (as well as interest payments allocable to such Notes) will vest in one third increments on September 30 of 2010, 2011, 2012 or upon the repayment of the Notes or a sale of the Company, as defined in the Incentive Bonus Agreement, in each case provided that such employee remains employed by the Company through the applicable vesting date. Fifteen employees have been granted restricted cash bonuses under the plan.

Other Compensation

Non-cash perquisites are provided through employment agreements to certain executives (including life and health insurance coverage, club memberships and car allowances) as detailed in the narrative accompanying the Summary Compensation Table. Keystone provides a defined contribution 401(k) retirement savings plan in lieu of a defined benefit pension plan.

Report of the Compensation Committee

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended January 2, 2010.

Submitted by:

Stephen Zide, Chairman

Blair Hendrix

Edward Orzetti

Members of the Committee

Impact of Performance on Compensation

In 2006, Keystone introduced a Talent Review Process (TRP) that incorporates goal setting, performance review and succession planning. The TRP was initially introduced to the top tier of management, including the NEOs, in 2006 and 2007, and was extended to the next level of management in late 2007. The performance results documented as a result of this process serve as the basis for short-term incentive awards for the individuals being reviewed. Cascade of the process to the next levels of the organization occurred during 2008 and has continued throughout 2009.

Summary Compensation Table

The following table summarizes the total compensation paid to, earned by or awarded to the top six (6) most highly paid executive officers in Keystone for the fiscal year 2009(1). This group includes the CEO, CFO, former Interim CFO and the NEO’s.

Name and Principal Position	Year	Salary	Bonus(2)	Stock Awards(3)		Option Awards(4)	Grants of Non- Equity Incentive Plan Compensation	All Other Compensation		Total
Edward Orzetti Chief Executive Officer and President	2009 2008 2007	$571,154 539,423 560,577	$375,000 330,000 591,000	$	— 503,727 —	$86,100 — —	$763,104 — —	$37,362 49,617 38,434	(5) (5) (5)	$1,832,720 1,422,767 1,190,011

Richard Paradise Executive Vice President and Chief Financial Officer	2009 2008 2007	289,423 — —	196,000 — —		— — —	31,500 — —	191,489 — —	12,200 — —	(6) (6) (6)	720,612 — —

Stuart Gleichenhaus Interim Chief Financial Officer	2009 2008 2007	— — —	— — —		— — —	— — —	— — —	— — —		— — —

Kevin Canavan Vice President of Strategic Planning & Business Development	2009 2008 2007	243,000 225,519 60,577	70,500 45,000 21,000		— — —	18,900 459,000 —	114,894 — —	14,552 10,599 18,343	(6) (6) (6)	461,846 740,118 99,920

Rudy Esteves Vice President, Consumer Operations	2009 2008 2007	243,000 225,519 73,558	70,500 45,000 25,000		— — —	18,900 459,000 —	114,894 — —	16,186 11,881 6,318	(6) (6) (6)	463,480 741,400 104,876

Murthy Sathya Vice President, Category Management	2009 2008 2007	243,000 225,519 60,577	61,000 36,000 21,000		— — —	18,900 459,000 —	114,894 — —	23,441 40,434 17,274	(6) (6) (6)	461,235 760,953 98,851

Table Notes:

(1)	The Company does not provide Pensions, or Nonqualified Deferred Compensation Earnings.
(2)	Bonus: This bonus category represents a discretionary bonus for the year indicated which was paid in a subsequent year.
(3)	Stock Awards: Mr. Orzetti’s 2008 stock award represents the value of the Tranche 1 shares which vested October 30, 2008. Additional information regarding Mr. Orzetti’s stock award is presented below.
(4)	Option Awards: Represents stock option awards to newly hired NEOs and former executives. The Company used the Black-Scholes option pricing model to determine the fair value of the awards.
(5)	All Other Compensation for Mr. Orzetti represents insurances (life and health), car allowance, gas card allowance and 401(k) match for 2009, 2008 and 2007. 2008 also includes a club membership.
(6)	All Other Compensation for Mr. Paradise, Mr. Canavan, Mr. Esteves and Mr. Sathya represents car allowance, gas card allowance, insurances, and a 401(k) match.

On March 3, 2006, Mr. Orzetti entered into an employment agreement that provides for an initial base salary of $550,000. He is eligible to receive an annual bonus at a target level of 100% of his base salary subject to adjustment based on his performance and Holdings’ achievement of operating targets established by the board of directors of Holdings. Mr. Orzetti’s agreement also contains provisions regarding participation in employee benefit plans, vacation time, reimbursement of business expenses, club memberships, car allowances, protection of confidential information and ownership of intellectual property and employee work product. Mr. Orzetti’s agreement provides for an initial three-year term that will automatically extend for successive additional one-year terms unless either party gives at least 90 days prior written notice of non-renewal.

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with Mr. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, which we collectively refer to as the “restricted stock,” subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the restricted stock vested on October 31, 2008 and the remaining fifty percent (50%) was to vest on June 30, 2010. However, in connection with Mr. Orzetti’s entering into his Incentive Bonus Agreement during the fourth quarter of 2009, Mr. Orzetti and the Company agreed to cancel the unvested portion of the restricted stock. Accordingly, Mr. Orzetti remains vested in 30,000 shares of the Company’s Class L Common Stock and 270,000 shares of the Company’s Class A Common Stock.

On February 26, 2009, Mr. Paradise entered into an employment agreement which provides that Mr. Paradise will receive an initial base salary of $350,000, which amount shall be subject to review by Holdings’ board of directors on an annual basis. Under the terms of the Agreement, following each year during the term of his employment, Mr. Paradise will be eligible to receive an annual bonus to be determined by the board of directors of Holdings, with the bonus amount targeted at 70% of his base salary. Actual bonus payments will be based upon his performance and Holdings’ achievement of operating targets established by the board of directors of Holdings in consultation with Mr. Paradise. Mr. Paradise’s agreement also contains provisions regarding participation in employee benefit plans, vacation time, reimbursement of business expenses, protection of confidential information and ownership of intellectual property and employee work product. Mr. Paradise’s agreement provides for an initial three-year term that will automatically extend for successive additional one-year terms unless either party gives at least 90 days prior written notice of non-renewal.

Mr. Gleichenhaus joined the Company in 2008 to serve as Interim Chief Financial Officer pursuant to an engagement contract entered into between the Company, FTI Palladium Partners, the interim management practices of FTI Consulting, Inc . Mr. Gleichenhaus is a Senior Managing Director of FTI Palladium Partners. On April 6, 2009, Mr. Gleichenhaus resigned as Interim Chief Financial Officer in connection with the appointment of Mr. Paradise as Executive Vice President and Chief Financial Officer.

On September 17, 2007, Mr. Canavan joined the company. He is eligible to receive an annual bonus at a target level of 40% of his base salary.

On August 27, 2007, Mr. Esteves joined the company. He is eligible to receive an annual bonus at a target level of 40% of his base salary.

On September 18, 2007, Mr. Sathya joined the company. He is eligible to receive an annual bonus at a target level of 40% of his base salary.

Outstanding Equity Awards at Fiscal Year End

		Option Awards
Name	Class A or Class L	Number of Securities Underlying Unexercised Options Exercisable #	Number of Securities Underlying Unexercised Options Unexercisable #	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date
Edward Orzetti	A (1)	—	3,690,000	—	$0.01	2020
	L (1)	—	410,000	—	8.61	2020

Richard Paradise	A (1)	—	1,350,000	—	0.01	2020
	L (1)	—	150,000	—	8.61	2020
Stuart Gleichenhaus		—	—	—	—

Kevin Canavan	A (1)	—	810,000	—	0.01	2020
	L (1)	—	90,000	—	8.61	2020

Rudy Esteves	A (1)	—	810,000	—	0.01	2020
	L (1)	—	90,000	—	8.61	2020

Murthy Sathya	A (1)	—	810,000	—	0.01	2020
	L (1)	—	90,000	—	8.61	2020

Table Notes:

(1)	The options were issued in 2009 and vesting occurs 33 1 /3% annually through 2012.

Option Exercises and Stock Vested

		Option Awards		Stock Awards
Name	Class A or Class L	Number of Shares Acquired on Exercise #	Value Realized on Exercise $	Number of Shares Acquired on Vesting #	Value Realized on Vesting $
Edward Orzetti	A	—	—	270,000	55,970
	L	—	—	30,000	447,757

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

On March 3, 2006, Mr. Orzetti entered into an employment agreement that provides for post-termination benefits. If Mr. Orzetti’s employment is terminated by Holdings without cause or by him with good reason or if his employment terminates as a result of his death or disability, Mr. Orzetti will be entitled to continue to participate in Holding’s health and insurance benefit plans for a period of one year and to receive severance payments equal to one year’s base salary plus a pro rata portion of his target bonus for the year in which his employment ends plus an additional amount equal to the amount of his prior year’s bonus. In addition, the agreement contains a 24 month covenant not to compete and a covenant regarding non-solicitation and non-interference with respect to employees, customers and suppliers. The total amount of payments due Mr. Orzetti under his employment agreement, in the event of his termination as described above, is approximately $1.7 million assuming a June 30 separation date and a prior year bonus based on 100% of his salary.

On February 26, 2009, Mr. Paradise entered into an employment agreement that provides for post termination benefits. If Mr. Paradise’s employment is terminated by Holdings without cause or by him with good reason or if his employment terminates as a result of his death or disability, Mr. Paradise will be entitled to continue to participate in Holding’s health and insurance benefit plans for a period of one year and to receive severance payments equal to one year’s base salary plus a pro rata portion of his target bonus for the year in which his employment ends plus an additional amount equal to the amount of his prior year’s bonus. In addition, the agreement contains a 12 month covenant not to compete and a covenant regarding non-solicitation and non-interference with respect to employees, customers and suppliers. The total amount of payments due Mr. Paradise under his employment agreement, in the event of his termination as described above, is approximately $0.7 million assuming a June 30 separation date and a prior year bonus based on 70% of his salary.

In the event of a sale of the Company, the options granted to the foregoing executives will become immediately exercisable. Keystone does not offer its leadership members other change of control benefits. If employment is terminated as a result of Change in Control, then the Compensation Committee will consider severance plan actions.

Retirement

Keystone provides employees with a company matching 401(k) retirement savings plan. Under the plan, the Company matches 50 percent of the employee’s contribution, up to a maximum company contribution of 2% of the employee’s compensation.

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

Holdings owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings’ common stock as of March 22, 2010 by: (i) each person or entity who owns of record or beneficially 5% or more of any class of Holdings’ voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and executive officers as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Keystone Automotive Operations, Inc., 44 Tunkhannock Avenue, Exeter, Pennsylvania 18643.

Shares Benefically Owned (1)
	Class A Common Stock		Class L Common Stock (2)
Name	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Principal Shareholders:
Bain Capital Fund VII, L.P. and related entities (3)	70,482,857	78.0%	7,831,429	78.0%
Advent International Corporation (4)	10,285,715	11.4	1,142,858	11.4
Bear Stearns Merchant Capital II, L.P. (5)	5,142,857	5.7	571,429	5.7
Named Executive Officers and Directors:
Murthy Sathya	—	—	—	—
Paul Edgerley (6)	—	—	—	—
Kevin Canavan	—	—	—	—
Blair Hendrix (7)	—	—	—	—
Rudy Esteves	—	—	—	—
Seth Meisel (8)	—	—	—	—
Edward Orzetti	270,000	0.3	30,000	0.3
Gabriel Gomez (9)	—	—	—	—
Stephen Zide (10)	—	—	—	—
Richard Paradise	—	—	—	—
Stuart Gleichenhaus (11)	—	—	—	—
Executive Officers and Directors as a group: (11 Persons)	270,000	0.3	30,000	0.3

*	Represents less than 1%.
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.
(2)	The Class L common stock is the same as the Class A common stock, except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.
(3)	These shares are held by Bain Capital Fund VII, LLC (“BCF VII”), Bain Capital VII Coinvestment Fund, LLC (“BC Co-Invest”), BCIP Associates III, LLC (“BCIP III”), BCIP T Associates III, LLC (“BCIPT III”), BCIP Associates III-B, LLC (“BCIP III-B”), BCIP T Associates III-B, LLC (“BCIPT III-B”), Sankaty High Yield Partners II, L.P. (“Sankaty II”), Sankaty High Yield Partners III, L.P. (“Sankaty III”) and, together with BCF VII, BC Co-Invest, BCIP III, BCIPT III, BCIP III-B, BCIPT III-B and Sankaty II, the “Bain Entities”). The address of the Bain Entities is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(4)	These shares are held by Global Private Equity IV Limited Partnership (“Global IV”), Advent Partners II Limited Partnership (“Advent II”) and Advent Partners GPE-IV Limited Partnership (“Advent GPE” and, together with Global IV and Advent II, the “Advent Entities”). Advent International Corporation serves as manager of the Advent Entities and exercises sole voting and investment power over these shares. The address of the Advent Entities is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.

(5)	These shares are held by Bear Stearns Merchant Banking Partners II, L.P. (“BSMBP II”), Bear Stearns Merchant Banking Investors II, L.P. (“BSMBI II”), Bear Stearns MB-PSERS II, L.P. (“BS MB-PSERS”), The BSC Employee Fund III, L.P. (“BSC Employee Fund III”), and BSC Employee Fund IV, L.P. (“BSC Employee Fund IV” and, together with BSMBP II, BSMBI II, BS MB-PSERS and BSC Employee Fund III, the “Bear Stearns Entities”). Bear Stearns Merchant Capital II, L.P. is the general partner of each of the Bear Stearns Entities and exercises voting and investment control over the shares held by the Bear Stearns Entities. The address of the Bear Stearns Entities is c/o The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179.
(6)	Mr. Edgerley is a member and Managing Director of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Edgerley or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Edgerley is also a limited partner of BCP VII. In such capacities, Mr. Edgerley may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Edgerley disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Edgerley’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(7)	Mr. Hendrix is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Hendrix or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Hendrix is also a limited partner of BCP VII. In such capacities, Mr. Hendrix may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Hendrix disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Hendrix’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(8)	Mr. Meisel is a Principal of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Meisel or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Meisel is also a limited partner of BCP VII. In such capacities, Mr. Meisel may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Meisel disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Meisel’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(9)	Mr. Gomez is a Principal of Advent International Corporation and disclaims beneficial ownership of all shares held by the Advent Entities. Mr. Gomez’s address is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109.
(10)	Mr. Zide is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the general partner of Bain Capital Partners VII, L.P. (“BCP VII”), the sole member of Bain Capital Fund VII, LLC. BCP VII is also the general partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. BCI also serves as managing partner of each of BCIP Associates III (the manager of BCIP Associates III, LLC), BCIP Trust Associates III (the manager of BCIP T Associates III, LLC), BCIP Associates III-B (the manager of BCIP Associates III-B, LLC) and BCIP Trust Associates III-B (the manager of BCIP T Associates III-B, LLC) (collectively the “BCIP Entities”). Mr. Zide or an entity affiliated with him is a partner of one or more of the BCIP Entities. Mr. Zide is also a limited partner of BCP VII. In such capacities, Mr. Zide may be deemed to have a beneficial ownership in certain securities held by the Bain Entities. Mr. Zide disclaims beneficial ownership of any shares held by the Bain Entities. However, in such capacities he has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Zide’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(11)	Mr. Gleichenhaus joined the Company in 2008 to serve as Interim Chief Financial Officer. Mr. Gleichenhaus is a Senior Managing Director of FTI Palladium Partners. On April 6, 2009, Mr. Gleichenhaus resigned as Interim Chief Financial Officer in connection with the employment of Mr. Paradise. On that date Mr. Paradise assumed the title of Chief Financial Officer and Executive Vice President.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Other Affiliate Transactions

An affiliate of Bain Capital is a lender under the credit agreement governing our senior credit facilities and currently owns a portion of our Notes. The affiliate of Bain is also a lender under the Term Loan.

The Company has transactions in the normal course of business with its principal stockholder’s affiliated companies. During 2009, the Company entered into an agreement to purchase data processing equipment, software and related services from an affiliated company of the Company’s principal stockholder. Included in property, plant and equipment at January 2, 2010 is approximately $0.3 million of assets purchased from SunGard AvantGard. No such transactions occurred during 2008. Included in selling, general and administrative expense for the years ending January 3, 2009 and January 2, 2010 is approximately $7.0 million and $4.8 million, respectively for the purchase of fuel from Fleet Corp. Included in the accounts payable at January 3, 2009 and January 2, 2010, respectively is less than $0.1 million due to Fleet Corp. Also included in selling, general and administrative expense for the years ending January 3, 2009 and January 2, 2010, respectively is $0.1 million, for office supplies purchased from Staples Inc. Included in the accounts payable at January 3, 2009 and January 2, 2010, respectively is less than $0.1 million due to Staples Inc. During 2007, Edward Orzetti, President and Chief Executive Officer, purchased $3.0 million of our Senior Subordinated Notes. The purchases were approved by the Board of Directors.

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

Audit and Audit-Related Fees

Aggregate fees recognized by the Company during the fiscal years ending January 2, 2010 and January 3, 2009 by its Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, are set forth below. The Audit Committee of the Company’s Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountants’ independence.

	2008	2009
Audit Fees (1)	$535,550	$567,550
Audit-Related Fees (2)	222,725	156,520
All Other Fees (3)	1,500	1,500

Total aggregate fees billed	$759,775	$725,570

(1)	Includes fees and out-of-pocket expenses for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and the review of financial statements, including the Company’s SEC filings. The fees are for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory or regulatory filings or engagements.
(2)	Includes fees for special and non-recurring projects related to the acquisition of inventory and certain other operating assets of Arrow and Sarbanes-Oxley Section 404.
(3)	Includes fees for the following software: Accounting, Auditing and Reporting Library.

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

All services provided by PricewaterhouseCoopers LLP in fiscal 2009 were pre-approved by the Audit Committee.

Our Audit Committee also has approved the licensing of the PricewaterhouseCoopers on-line library of financial reporting and assurance literature for compliance with Section 202 of the Sarbanes-Oxley Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

The following financial statements are included in Item 7:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009.

(iii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended January 2, 2010, Year Ended January 3, 2009 and Year Ended December 29, 2007.

(iv)	Consolidated Statements of Changes in Shareholder’s Equity for the Year Ended January 2, 2010, Year Ended January 3, 2009 and Year Ended December 29, 2007.

(v)	Consolidated Statements of Cash Flows for the Year Ended January 2, 2010, Year Ended January 3, 2009 and Year Ended December 29, 2007.

(vi)	Notes to Consolidated Financial Statements

Exhibits -

Exhibit Number	Exhibit

2.1	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Attilla A. Kovach, Melinda R. Kovach, Laszlo A. Kovach and Blacksmith Distributing, Inc., incorporated by reference to Exhibit 2.1 to the Form 10-K filed on March 30, 2006.

2.2	Stock Purchase Agreement by and among Keystone Automotive Operations, Inc., Robert L. Price, Gregory W. Doyle, Daniel E. Richardson, CID Mezzanine Capital, L.P. and Reliable Investments, Inc., incorporated by reference to Exhibit 2.2 to the Form 10-K filed on March 30, 2006.

2.3	Agreement and Plan of Merger by and among Keystone Automotive Distributors Inc. and Keystone Automotive Distributors Company, LLC, dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

3.1	Amended and Restated Articles of Incorporation of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4 filed on January 27, 2004.

3.1a	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1a to the Form S-4 filed on January 27, 2004.

3.1b	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1b to the Form S-4 filed on January 27, 2004.

3.1c	Articles of Amendment of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.1c to the Form S-4 filed on January 27, 2004.

3.2	By-laws of Keystone Automotive Operations, Inc., incorporated by reference to Exhibit 3.11 to the Form S-4 filed on January 27, 2004.

3.3	Limited Liability Company Certificate of Formation of Keystone Automotive Distributors Company, LLC, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

3.4	Operating Agreement of Keystone Automotive Distributors Company, LLC, dated as of January 27, 2006, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

4.1	Indenture dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the Guarantors party thereto and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Form S-4 filed on January 27, 2004.

4.2	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Operations, Inc., the subsidiaries of the Company party thereto, Banc of America Securities LLC and UBS Securities LLC, incorporated by reference to Exhibit 4.2 to the Form S-4 filed on January 27, 2004.

4.3	Supplemental Indenture dated as of February 10, 2006 by and among Keystone Automotive Operations, Inc., Keystone Automotive Distributors Company, LLC, and The Bank of New York, as Trustee incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

10.1	Stockholders Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the stockholders party thereto, incorporated by reference to Exhibit 10.5 to the Form S-4 filed on January 27, 2004.

10.2	Registration Rights Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc. and each of the Stockholders party thereto, incorporated by reference to Exhibit 10.6 to the Form S-4 filed on January 27, 2004.

10.3	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Patrick Judge, incorporated by reference to Exhibit 10.9 to the Form S-4 filed on January 27, 2004

10.4	Employment Agreement dated as of October 30, 2003, by and between Keystone Automotive Holdings, Inc. and Anthony Fordiani, incorporated by reference to Exhibit 10.12 to the Form 10-K filed on April 1, 2005.

10.5	Employment Agreement dated as of February 20, 2006 by and between Keystone Automotive Holdings, Inc. and Edward H. Orzetti, incorporated by reference to Exhibit 10.142 to the Form 10-K filed on March 30, 2006.

10.6	Separation Agreement dated as of March 14, 2007 by and between Keystone Automotive Holdings, Inc. and Bryant P. Bynum, incorporated by reference to Exhibit 10.143 to the Form 10-K filed on March 29, 2007.

10.7	2003 Executive Stock Option Plan of Keystone Automotive Holdings, Inc., incorporated by reference to Exhibit 10.13 to the Form S-4 filed on January 27, 2004.

10.8	Advisory Agreement dated as of October 30, 2003 by and between Keystone Automotive Operations, Inc. and Bain Capital, LLC, incorporated by reference to Exhibit 10.14 to the Form S-4 filed on January 27, 2004.

10.9	Advisory Agreement dated as of October 30, 2003, by and between Keystone Automotive Operations, Inc. and Advent International Corporation, incorporated by reference to Exhibit 10.15 to the Form S-4 filed on January 27, 2004.

10.10	Contribution Agreement dated as of October 30, 2003, by and among Keystone Automotive Holdings, Inc., Keystone Merger Sub, Inc., and the Contributors named therein, incorporated by reference to Exhibit 10.16 to the Form S-4 filed on January 27, 2004.

10.11	Lease agreement dated as of July 7, 1999 by and between Prime Investments, Inc. and Keystone Automotive Operations Midwest, Inc. for the lease of warehouse space in Kansas City, Kansas, incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 1, 2005.

10.12	Security Agreement Supplement dated as of February 24, 2006, between Keystone Automotive Distributors Company, LLC and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2006.

10.13	Option Agreement dated as of June 30, 2006 by and between Keystone Automotive Holdings, Inc. and Edward Orzetti, incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 8-K/A filed on August 10, 2006.

10.14	Term Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., the Lenders party thereto and Bank of America, N.A. incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 8-K filed on January 18, 2007.

10.15	Revolving Credit Agreement dated as of January 12, 2007 among Keystone Automotive Holdings, Inc., Keystone Automotive Operations, Inc., the Lenders party thereto and Bank of America, N.A. incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 8-K filed on January 18, 2007.

10.16

Employment Agreement dated as of April 2, 2007, by and between Keystone Automotive Holdings, Inc. and Donald T. Grimes, incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 8-K filed on April 20, 2007.

10.17	Letter Agreement signed July 2, 2008 by and between Keystone Automotive Operations, Inc. and FTI Palladium Partners, a division of FTI Consulting, Inc., for services including those of Stuart B. Gleichenhaus to serve as interim Chief Financial Officer of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed on August 11, 2008.

10.18	Restricted Stock Agreement dated as of March 27, 2008 by and between Keystone Automotive Holdings, Inc. and Edward Orzetti incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on March 28, 2008.

10.19	Asset Purchase Agreement, dated as of September 19, 2008, by and among Keystone Automotive Operations, Inc., Arrow Speed Warehouse, Inc., Arrow Speed Acquisition Corp., Streetside Auto, LLC, and BCGG Real Estate Company LLP, as disclosed incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed September 26, 2008.

10.20	Employment Agreement dated as of February 26, 2009, by and between Keystone Automotive Holdings, Inc., and Richard S. Paradise, incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-K filed on March 30, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics of Keystone Automotive Operations, Inc. incorporated by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed on March 28, 2008.

21.1	Subsidiaries of the registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of January 2, 2010.

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

Dated March 22, 2010

/S/ EDWARD H. ORZETTI	/S/ RICHARD S. PARADISE
Edward H. Orzetti	Richard S. Paradise
Chief Executive Officer,	Executive Vice President and Chief Financial Officer,
Principal Executive Officer	Principal Financial and Accounting Officer

Report of Independent Registered Public Accounting Firm

To: Board of Directors and Shareholder of

Keystone Automotive Operations, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareholder’s equity and the statement of cash flows present fairly, in all material respects, the financial position of Keystone Automotive Operations, Inc. and its subsidiaries at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
March 22, 2010

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 3, 2009	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,267	$26,439
Trade accounts receivable, net of allowance for doubtful accounts of $5,836 and $4,563 respectively	41,728	29,344
Inventories	106,256	100,105
Deferred tax assets	7,308	6,553
Prepaid expenses and other current assets	4,407	4,575

Total current assets	186,966	167,016

Property, plant and equipment, net	47,441	42,578
Deferred financing costs, net	8,343	5,374
Capitalized software, net	515	130
Intangible assets, net	171,592	159,437
Other assets	2,380	3,420

Total assets	$417,237	$377,955

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$21,646	$18,280
Accrued interest	4,157	3,655
Accrued compensation	5,603	5,954
Accrued expenses	13,522	9,824
Current maturities of long-term debt	1,963	1,945

Total current liabilities	46,891	39,658

Long-term debt	391,544	389,599
Other long-term liabilities	3,756	2,988
Deferred tax liabilities	16,637	6,859

Total liabilities	458,828	439,104

Shareholder’s equity
Common stock, par value of $0.01 per share: authorized/issued 1,000 in 2003	—	—
Contributed capital	191,481	192,729
Accumulated income (deficit)	(233,356)	(254,569)
Accumulated other comprehensive income	284	691

Total shareholder’s equity	(41,591)	(61,149)

Total liabilities and shareholder’s equity	$417,237	$377,955

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009	January 4, 2009 to January 2, 2010
Net sales	$614,867	$566,281	$468,529
Cost of sales	(427,195)	(389,762)	(321,434)

Gross profit	187,672	176,519	147,095
Selling, general and administrative expenses	(167,847)	(168,179)	(149,979)
Net gain (loss) on sale of property, plant and equipment	(65)	11	(358)
Impairment of goodwill and long-lived assets	(9,735)	(218,948)	—

Income (loss) from operations	10,025	(210,597)	(3,242)
Interest expense, net	(37,841)	(33,936)	(28,808)
Write-off of deferred financing costs	(6,130)	—	—
Other income (expense)	(13)	38	100

Income (loss) before income tax	(33,959)	(244,495)	(31,950)
Income tax provision (benefit)	(6,900)	(38,502)	(10,737)

Net income (loss)	(27,059)	(205,993)	(21,213)
Other comprehensive income (loss):
Foreign currency translation	442	(620)	407

Comprehensive income (loss)	$(26,617)	$(206,613)	$(20,806)

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(in thousands)

	Accumulated Income (Deficit)	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance, December 30, 2006	$(387)	$187,620	$462	$187,695
Adoption of ASC Topic 740 , “Income Taxes” (1)	83	—	—	83
Proceeds from stock options exercised	—	37	—	37
Non-cash stock based compensation	—	2,321	—	2,321
Foreign currency translation	—	—	442	442
Net loss	(27,059)	—	—	(27,059)

Balance, December 29, 2007	(27,363)	189,978	904	163,519

Non-cash stock based compensation	—	1,503	—	1,503
Foreign currency translation	—	—	(620)	(620)
Net loss	(205,993)	—	—	(205,993)

Balance, January 3, 2009	(233,356)	191,481	284	(41,591)

Non-cash stock based compensation	—	1,248	—	1,248
Foreign currency translation	—	—	407	407
Net loss	(21,213)	—	—	(21,213)

Balance, January 2, 2010	$(254,569)	$192,729	$691	$(61,149)

(1)	-The Company adopted provisions of ASC 740-10-25 “Income Taxes – Recognition” beginning during the periodended December 29, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009	January 4, 2009 to January 2, 2010
Cash flows from operating activities:
Net loss	$(27,059)	$(205,993)	$(21,213)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,544	21,094	21,167
Amortization of deferred financing charges	2,961	2,969	2,969
Write-off of deferred financing charges	6,130	—	—
Write-off of impaired goodwill and long-lived assets	9,735	218,948	—
Net (gain) loss on sale of property, plant and equipment	67	(11)	358
Deferred income taxes	(5,783)	(38,913)	(9,023)
Non-cash stock-based compensation	2,322	1,871	1,248
Other non-cash charges	2,801	6,956	(516)
Net change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade accounts receivable	769	7,842	13,657
(Increase) decrease in inventory	(3,646)	14,695	5,419
(Decrease) increase in accounts payable and accrued liabilities	14,958	(31,542)	(8,006)
(Decrease) increase in other assets/liabilities	(2,468)	5,459	(1,006)

Net cash (used in) provided by operating activities	21,331	3,375	5,054

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,633)	(5,834)	(4,531)
Capitalized software costs	(1,115)	(410)	(237)
Transaction and working capital settlement payments	—	—	—
Proceeds from sale of property, plant and equipment	85	211	716

Net cash used in investing activities	(6,663)	(6,033)	(4,052)

Cash flows from financing activities:
Borrowings under revolving line-of-credit	—	33,600	—
Repayments under revolving line-of-credit	(24,300)	(5,300)	—
Borrowings under long-term debt	200,000	—	—
Principal repayments on long-term debt	(177,004)	(7,845)	(1,941)
Payments for deferred financing costs	(6,331)	—	—
Proceeds from stock options exercised	36	—	—

Net cash provided by (used in) financing activities	(7,599)	20,455	(1,941)

Net effects of exchange rates on cash	172	(423)	111

(Decrease) increase in cash and cash equivalents	7,241	17,374	(828)
Cash and cash equivalents, beginning of period	2,652	9,893	27,267

Cash and cash equivalents, end of period	$9,893	$27,267	$26,439

Supplemental cash disclosures
Interest paid	$33,437	$31,798	$26,482
Income taxes paid (refund)	$(1,097)	$(4,422)	$(1,014)

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively “the Company”) are wholesale distributors and retailers of automotive aftermarket accessories and equipment, operating in all regions of the United States and parts of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 15,000 customers. The Company’s wholesale operations include electronic service features that provide customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 20 retail stores in northeastern Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

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

2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative United. States. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. Effective July 1, 2009, the ASC, superseded existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and other accounting literature (Topic 105, “Generally Accepted Accounting Principles”). Adoption of ASC Topic 105, “Generally Accepted Accounting Principles” (“Topic 105”) changed the referencing of financial standards effective for interim or annual financial periods ending after September 15, 2009. The Company has adopted Topic 105 for the quarter ending October 3, 2009. Topic 105 is not intended to change or alter existing United States GAAP and did not have any impact on our consolidated financial statements. Subsequent to the issuances of the ASC, the FASB has released Accounting Standard Update (“ASU”) Numbers 2009-01 through 2010-09. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. On October 2, 2009, the SEC announced that it is providing non-accelerated filers with additional time to comply with the second phase of the Act, the SEC’s internal control audit requirements. As a result, the Company will be required to provide the auditor’s report on internal control over financial reporting beginning with our fiscal year ending January 1, 2011.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 4, 2009 the Company adopted ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and Goodwill acquired in a business combination. Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Adoption of Topic 805 did not have a material impact upon adoption, however, the Company will be required to expense transaction costs related to any acquisitions after January 3, 2009; non controlling (minority) interests are valued at fair value at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

Effective January 4, 2009, the Company adopted ASC Topic 350, “Intangibles – Goodwill and Other” (“Topic 350”). Topic 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Topic 350 is intended to improve the consistency between the useful life of an intangible asset determined under Topic 350 and the period of expected cash flows used to measure the fair value of the asset under Topic 805. Topic 350 is effective for fiscal years beginning after December 15, 2008 and for the interim periods within those fiscal years. Adoption of Topic 350 did not have a material impact on the consolidated financial statements.

Effective July 4, 2009, the Company adopted ASC Topic 825, “Financial Instruments” (“Topic 825”) which requires disclosures about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as annual financial statements. Topic 825 is effective for periods ending after June 15, 2009 and applies to all financial instruments within the scope of Topic 825, and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. Topic 825 requires comparative disclosures only for periods ending after initial adoption. Adoption of the Topic 825 resulted in the inclusion of the additional required disclosure in the Company’s interim financial statements for periods ending after June 15, 2009.

Effective July 4, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (“Topic 855”). Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. Adoption of Topic 855 resulted in the inclusion of the additional required disclosure in the Company’s financial statements for periods ending after June 15, 2009. Effective February 24, 2010, the Company adopted the provisions of ASU 2010-09 relating to Topic 855. ASU 2010-09 revises the disclosure requirements established in Topic 855. ASU 2010-09 is effective immediately upon issuance. Adoption of ASU 2010-09 by the Company resulted in the modification and elimination of disclosures in the Company’s financial statements issued subsequent to February 24, 2010.

3. Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates on a 52/53-week per year basis with the year ending on the Saturday nearest December 31. The years ended December 31, 2005, December 30, 2006, December 29, 2007 and January 2, 2010 include 52 weeks and the year ended January 3, 2009 includes 53 weeks.

For comparative purposes, certain prior period amounts have been reclassified to conform to the current year presentation.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A roll forward of our allowance for doubtful accounts is as follows:

(in thousands)	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009	January 4, 2009 to January 2, 2010
Balance at beginning of year	$2,370	$2,134	$5,836
Additions charged to earnings	2,223	7,427	3,551
Charge-offs, net of recoveries	(2,459)	(3,725)	(4,824)

Balance at end of year	$2,134	$5,836	$4,563

Vendor Allowances

Cost of sales includes product cost, net of earned promotional and non-promotional vendor rebates, discounts and allowances. In November 2002, the FASB reached a consensus on ASC Topic 605 “Revenue Recognition”(“Topic 605”). Topic 605 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in product cost unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. The Company recognizes vendor rebates, discounts and allowances based on the terms of written agreements and in accordance with the requirements of Topic 605.

Inventory Valuation

Inventories, consisting primarily of new purchased auto parts and accessories, are valued at the lower of cost or market with the cost determined using the average cost method. The Company’s reported inventory cost consists of the cost of the product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company’s reported inventory cost is reduced for the impact of vendor rebates for the years ended January 3, 2009 and January 2, 2010 related to the performance of promotional activities. We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on our evaluation of levels of inventory that cannot be returned to vendors. We evaluate reserves based on judgments on our ability to restock inventory or return it to vendors. For the years ended January 2, 2010 and January 3, 2009, the Company recorded provisions for obsolete, excess and slow moving inventory of $1.3 million and $2.0 million, respectively.

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

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

In accordance with the requirements of Topic 350, prior to the start of our 2009 fiscal year, we evaluated our Goodwill for impairment, at least annually, as of the end of the fiscal year. The impairment review involved a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determined the estimated fair value for each reporting unit (the “Reporting Unit Fair Value”) based on the average of the estimated fair values calculated using market values for comparable businesses (the “Market Approach”) and discounted cash flow projections (the “Income Approach”). The Company used an average of the two methods in estimating fair value because it believed they provide an equal probability of yielding an appropriate fair value for the reporting unit. Under the Market Approach, the Company obtained publicly available trading multiples based on the enterprise value of companies in similar industries to our reporting units. The Company also reviewed available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in these industries. Under the Income Method, fair value was calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally included a growth assumption equal to an estimated long-term growth rate for the industry in which the segment operates. The Company’s estimated of future cash flows included assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows. The discount rate was based on the average weighted-average cost of capital of companies in the industries deemed to be similar to those of our reporting units, for which information is available through various sources.

We considered the carrying value of a reporting unit’s Goodwill to be impaired if the carrying value of net assets assigned to the reporting unit is more than the Reporting Unit Fair Value. The resulting impairment charge is determined by calculating the implied fair value of Goodwill through a hypothetical purchase price allocation of the Reporting Unit Fair Value and reducing the current carrying value of Goodwill to the extent it exceeds the implied fair value of Goodwill.

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

During the fourth quarter of 2008, the Company began to experience decreases in sales of 15.1 percent coupled with a small decline in gross margins as a percent of sales. These factors led to a decrease in gross profit for the quarter. During the fourth quarter, the Company experienced an increase in the number of customers that were unable to pay the balance of their receivable accounts with the Company due to their financial distress. Also during the fourth quarter, the Company performed its annual forecasting process for the following fiscal year. Financial markets experienced serious disruption during the fourth quarter, including significantly diminished liquidity, fluctuations in interest rates, and a reduction in the availability of credit in general, consumer credit, and a general weakening of consumer confidence. Concurrently, economic weakness accelerated globally. Due to these general economic factors, combined with the factors indicated above, the Company determined that it was appropriate to assume similar results for projections for the following fiscal year. Information developed through this process and the general economic conditions indicated that the Company’s expectations for the profitability and cash flow for the 2009 fiscal year was significantly lower than had been previously expected. In addition to the events which occurred during the fourth quarter 2008, early in 2009, Moody’s Investor Service downgraded the Company’s credit rating. These adverse changes in the Company’s expected operating results, cash flows and unfavorable changes in market conditions and other economic factors resulted in the Company’s determination that an event or change in circumstances had occurred during the fourth quarter which indicated that the carrying amount of the Goodwill may not be recoverable.

In accordance with our policy, as of the end of fiscal year 2008 the Company performed the first step of the of the Topic 350 analysis for both the Distribution and Retail segments, our two reporting units. The Reporting Unit Fair Values were determined based on the method described above. The Distribution segment analysis indicated that the carrying value of the reporting unit’s net assets was in excess of fair value resulting from lower projections of near-term and long-term future cash flows. Such projections were influenced by a combination of factors including a decrease in consumer spending on discretionary items driven by fluctuations in gasoline prices, general economic recession, increased unemployment, a year-over-year decline in truck and SUV sales, which directly impacts our business, and the decline in available credit in the market place. Unprecedented turmoil and volatility in the financial markets had also impacted the auto industry as a whole, from vehicle manufacturers, to suppliers and customers. The Company performed the second step analysis, determined that an impairment had occurred and, accordingly, recorded an impairment charge of $214.9 million at January 3, 2009.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Retail segment analysis also indicated that the carrying value of the reporting unit’s net assets was in excess of fair value resulting from lower projections of near-term and long-term future cash flows resulting from the same factors described in the Distribution segment analysis above. The Company performed the second step analysis, determined that impairment had occurred and, accordingly, recorded an impairment charge of $4.0 million at January 3, 2009. During the fourth quarter 2007, The Company performed the first step of the Topic 350 analysis for the Retail segment. The analysis indicated that the carrying value was in excess of fair value resulting from lower projections of near-term and long-term future cash flows due to weakening market conditions and increased competitive pressures. The Company performed the second step analysis and determined that an impairment had occurred. Accordingly, the Company recorded a an impairment charge related to Goodwill of $9.6 million.

After the fiscal 2008 impairment charge, no Goodwill remains related to either the Distribution or Retail segments.

The following table displays changes in the carrying amount of Goodwill:

	2008			2009
(in thousands)	Distribution	Retail	Total	Distribution	Retail	Total
Balance at beginning of year	$214,859	$13,600	$228,459	$214,859	$13,600	$228,459
Accumulated impairment losses at beginning of year	—	(9,620)	(9,620)	(214,859)	(13,600)	(228,459)

Net carrying value of goodwill at beginning of year	214,859	3,980	218,839	—	—	—

Impairment losses incurred	(214,968)	(3,980)	(218,948)	—	—	—
Effect of foreign currency translation	109	—	109	—	—	—

Change in accumulated impariment losses during year	(214,859)	(3,980)	(218,839)	—	—	—

Balance at end of year	$214,859	$13,600	$228,459	$214,859	$13,600	$228,459
Accumulated impairment losses at end of year	(214,859)	(13,600)	(228,459)	(214,859)	(13,600)	(228,459)

Net carrying value of goodwill at end of year	$—	$—	$—	$—	$—	$—

Capitalized Software and Website Development Costs

The Company, in accordance with Topic 350, capitalizes certain direct development costs associated with internal use software, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are being amortized over the expected lives of the projects when they become operational, not to exceed five years. All costs incurred during the preliminary project stage, as well as maintenance and training costs for the development of internal use software or of the Company’s website, are expensed as incurred.

Amortization of capitalized software and website development costs charged to operations was $0.7 million, $0.7 million and $0.6 million for the years ended December 29, 2007, January 3, 2009 and January 2, 2010, respectively.

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

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Given the factors and conditions which are described previously with respect to the Company’s review for impairment of Goodwill as of the end of fiscal year 2008, the Company determined that an event indicating that the carrying amount of the long-lived assets may not be recoverable, had occurred. Accordingly, as of the end of fiscal year 2008 the Company performed the test required in the first step of Topic 360. Under Topic 360, the Company estimated the future net undiscounted cash flows expected to be generated from the use and eventual disposal of the long-lived assets groups and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset groups. The cash flow period was based on the remaining useful lives of the asset group which ranged from 10 to 25 years. The analysis indicated that the carrying value of the long-lived assets was recoverable. Accordingly, the Company determined that no impairment had occurred and that no adjustment was required. The Company also determined that no acceleration of depreciation and amortization was required. The Company did not note an event in the fiscal year 2009, that indicated that the carrying amount of the intangible assets with defined lives may not be recoverable and did not find it necessary to perform a recoverability evaluation and therefore, was also not required to review the appropriateness of the service lives.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Subsequent to the Transaction, the Company has floating and fixed rate borrowings. The fair value of the Company’s $393.5 million in debt outstanding as of January 3, 2009 was $170.9 million and the fair value of the $391.5 million in debt related to the Term Loan and the Notes outstanding as of January 2, 2010 was $223.6 million.

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

Stock-Based Compensation

In May 2004, the Board of Directors (the “Board”) approved the 2003 Executive Stock Option Plan (the “Plan”) which is designed to provide incentives to present and future officers, directors, and employees of the Company (“Participants”). The Board has the right and power to grant Participants, at any time prior to the termination of the Plan, options in such quantity, at such price, on such terms and subject to such conditions that are consistent with the Plan and established by the Board. There are two types of options that are issued to each Participant, “Class A Common Options” and “Class L Common Options” for the purchase of Holdings’ Class A common stock and Class L common stock, respectively (together, the “Options”). Options granted prior to 2009 vested ratably at a rate of 20% per year over five years. Participants must exercise nine Class A Common Options for each Class L Common Option exercised and must exercise Class A Common Options and Class L Common Options in tandem in the ratio of one Class L Common Option for each nine Class A Common Options. The Options are not transferable by any Participant. If any Options expire unexercised or unpaid or are canceled, terminated or forfeited in any manner without the issuance of Holdings’ common stock or payment there under, the shares with respect to such Options that were granted shall again be available under the Plan.

On May 20, 2004, options to acquire approximately 11.2 million shares of Class A common stock and 1.2 million shares of Class L common stock of Holdings were issued to certain of the Company’s employees. For these shares, the weighted average price of Class L Common Options was $32.04 and the weighted average price of Class A Common Options was $0.39.

In the first quarter of 2006, the Company adopted ASC Topic 718, “Share Based Payments”, (“Topic 718”). Topic 718 requires share-based payments to employees to be recognized in the financial statements based on a fair-value-based method. As the Company is a nonpublic company under the provisions of Topic 718 which followed the nominal vesting approach prior to the adoption of Topic 718, we were required to adopt Topic 718 using the prospective method. Under the prospective method, the fair-value-based method is applied to all awards issued after December 30, 2006 and any previously issued awards that after December 30, 2006 are modified, repurchased or cancelled.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2006 and the first and fourth quarters of 2007, pursuant to stock option agreements between the Company and three former officers of the Company, options to purchase 3,248,838 and 360,982 shares of Class L common stock and Class A common stock were issued. The shares are fully vested.

Additional option grants of 7,463,460 and 746,446 of Class A and Class L common options, respectively, were issued to Company employees during the three quarters described below. For purposes of determining the fair value of these options, the Company used the Black-Scholes and a Monte Carlo lattice option pricing model and the assumptions set forth in the table below.

	Q1 2007 Grants	Q4 2007 Grant	Q1 2008 Grant
Dividend yield	0%	0%	0%
Volatility	25.70%	24.50%	24.50%
Risk free interest rate	4.56%	3.31%	2.93%
Remaining estimated lives (years) at November 11, 2009	2.19	3.64	4.89

As of November 11, 2009, total option grants of 15,199,461 and 1,688,829 of Class A and Class L Common Options were issued and outstanding.

On November 11, 2009, the Company entered into agreements approved by the Compensation Committee (the “Committee”) of the Board adopting a new long-term incentive plan (the “LTIP”) for certain of the Company’s employees, officers and senior executives (collectively, “Employees”). The LTIP included options grants that replaced existing Class A and Class L Common Options (the “Old Options”) with new options to purchase Class A and Class L shares of Holdings (the “New Options”). Sixty-eight Employees elected to receive New Options.

The Committee offered Employees that had been granted Old Options with an exercise price higher than the current fair market valuation of Holdings Class A and Class L shares the opportunity to terminate and replace all of the Old Options they held with a certain number of New Options, the exercise price of which, as set by the Board, would be substantially lower than the exercise prices of the Old Options. Each Employee’s New Options will vest in one third increments on September 30, 2010, 2011, and 2012, provided that such Employee is employed by the Company at the time of the relevant vesting date. All of an Employee’s New Options will vest upon a Sale of the Company, as defined in the Amended and Restated Option Grant Agreements, provided that such Employee is employed by the Company at the time of a Sale of the Company. In determining to issue the New Options, the Committee considered the fact that the Old Options had exercise prices well above the current fair market valuation of the Class A and Class L shares of Holdings and, therefore, no longer provided sufficient incentives for Employees and determined that issuing the New Options was in the best interest of the Company, Holdings, stockholders and other stakeholders.

As a result of the offer, a total of 14,098,500 and 1,566,500 of stock option grants for the purchase of Class A and Class L common stock, respectively, were issued and 11,950,623 and 1,327,847 of Old Options for the Purchase of Class A and Class L common stock, respectively, were cancelled. In accordance with the provisions of Topic 718, the Company has accounted for the Amended and Restated Option agreements as a modification of the Old Option grants. Accordingly, the Company determined the fair value of the Old Options and of the New Options as of November 11, 2009 immediately before and after the modification, respectively. For purposes of determining period expense, the Company is using the pooling method over the remaining service life. For purposes of determining the fair value of these stock option awards, the company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Old Options		New Options
	2003 and 2008	2006 and 2007	2009
	Grant Dates (1)	Grant Dates (2)	Grant Date (3)
Dividend yield	0%	0%	0%
Volatility	39.00%	45.00%	33.00%
Risk free interest rate	1.83%	1.00%	3.01%
Remaining estimated lives (years) at November 11, 2009	3.28	1.75	6.00

(1)	- Includes options granted on 10/30/2003 and 3/27/2008.
(2)	- Includes options granted on 6/30/2006, 3/1/2007, and 7/19/2007.
(3)	- Includes options granted on 11/11/2009.

The risk free rate is based on the United States Treasury rates in effect at the time of the grant equal to the expected remaining life of the stock option awards. As of January 2, 2010 there was no aggregate intrinsic value of options.

In the fourth quarter of 2007, the Company identified errors of a cumulative $0.7 million ($0.5 million net of tax) understatement of its Selling, General and Administrative Expense for the years ending December 29, 2007 and December 30, 2006. The errors were related to the method used in calculating the compensation cost related to stock-based compensation. The Company corrected these errors in the fourth quarter of 2007, which had the effect of increasing Selling, General, and Administrative expense by $0.7 million, increasing the income tax benefit by $0.2 million and increasing net loss by $0.5 million. The Company does not believe that this adjustment is material to the consolidated financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 29, 2007 and the year ended December 29, 2007 and therefore has not restated any prior period amounts.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option awards as of January 2, 2010 and changes during the the fiscal year then ended were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)

Outstanding, January 3, 2009 (2)	1,693,828
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 4, 2009 (2)	1,693,828	$23.86	3.0 years
Exercisable, April 4, 2009 (2)	1,083,285	$25.80	2.6 years

Outstanding, April 4, 2009 (2)	1,693,828
Granted	—
Exercised	—
Forfeited	(5,000)
Outstanding, July 4, 2009 (2)	1,688,828	$23.88	2.7 years
Exercisable, July 4, 2009 (2)	1,096,419	$25.53	2.4 years

Outstanding, July 4, 2009 (2)	1,688,828
Granted	—
Exercised	—
Forfeited	—
Outstanding, October 3, 2009 (2)	1,688,828	$23.88	2.5 years
Exercisable, October 3, 2009 (2)	1,160,419	$24.18	2.5 years

Outstanding, October 3, 2009 (2)	1,688,828
Granted	1,566,500	$8.61	6.0 years
Exercised	—
Forfeited	(1,327,847)
Outstanding, January 2, 2010 (2)	1,927,481	$8.61	5.9 years
Exercisable, January 2, 2010 (2)	360,981	$31.75

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)
Outstanding, January 3, 2009 (2)	15,244,445
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 4, 2009 (2)	15,244,445	$0.43	3.0 years
Exercisable, April 4, 2009 (2)	9,749,559	$0.45	2.6 years

Outstanding, April 4, 2009 (2)	15,244,445
Granted	—
Exercised	—
Forfeited	(45,000)
Outstanding, July 4, 2009 (2)	15,199,445	$0.43	2.7 years
Exercisable, July 4, 2009 (2)	9,867,761	$0.44	2.4 years

Outstanding, July 4, 2009 (2)	15,199,445
Granted	—
Exercised	—
Forfeited	—
Outstanding, October 3, 2009 (2)	15,199,445	$0.43	2.5 years
Exercisable, October 3, 2009 (2)	10,443,761	$0.42	2.5 years

Outstanding, October 3, 2009 (2)	15,199,445
Granted	14,098,500	$0.01	6.0 years
Exercised	—
Forfeited	(11,950,623)
Outstanding, January 2, 2010 (2)	17,347,322	$0.01	5.9 years
Exercisable, January 2, 2010 (2)	3,248,832	$0.39

(1)	Weighted Average Remaining Contractual Life based on options that are accounted for under ASC Topic 718, “Share Based Payments” (“Topic 718”).
(2)	As of January 3, 2009; April 4, 2009; July 4, 2009; October 3, 2009; and January 2, 2010 there was no aggregate intrinsic value of the options.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with the Company’s Chief Executive Officer and President, Edward H. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L Common Stock and 540,000 shares of the Company’s Class A Common Stock, (collectively, the “Restricted Stock”), subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the Restricted Stock vested on October 31, 2008 and the remaining fifty percent (50%) was to vest on June 30, 2010. However, in connection with Mr. Orzetti’s entering into his Incentive Bonus Agreement during the fourth quarter of 2009, Mr. Orzetti and the Company agreed to cancel the unvested portion of the restricted stock. Accordingly, Mr. Orzetti remains vested in 30,000 shares of the Company’s Class L Common Stock and 270,000 shares of the Company’s Class A Common Stock. The fair value of the vested portion of Mr. Orzetti’s restricted stock, computed in accordance with Topic 718, was approximately $0.5 million.

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

Advertising

The Company publishes numerous advertising circulars and an annual catalog for which it receives revenue from resellers and manufacturers under cooperative advertising agreements. Advertising revenue and publication costs are recognized over the period of benefit.

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

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 3, 2009 and January 2, 2010 consist of the following:

(in thousands)	January 3, 2009	January 2, 2010
Prepaid expense	$2,055	$2,550
Deposits	1,423	853
Income tax receivable	759	1,032
Prepaid taxes	170	140

Total	$4,407	$4,575

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment

Property, plant and equipment at January 3, 2009 and January 2, 2010 consist of the following:

(in thousands)	January 3, 2009	January 2, 2010
Land	$4,263	$4,263
Buildings and improvements	31,354	32,095
Machinery and equipment	19,445	22,120
Office furniture and fixtures	3,789	3,946
Transportation equipment	23,118	21,098

Total	81,969	83,522
Less: Accumulated depreciation	(34,528)	(40,944)

Net property, plant and equipment	$47,441	$42,578

Depreciation expense for the years ended December 29, 2007, January 3, 2009 and January 2, 2010 amounted to $7.6 million, $8.2 million and $8.4 million, respectively.

6. Intangible Assets

The Transaction, the Blacksmith Acquisition and the Reliable Acquisition were accounted for as purchases in accordance with Topic 805. In accordance with Topic 805, the estimated acquisition consideration was allocated to the Company’s assets and liabilities, including identified intangible assets with finite lives, which will be amortized over those lives. Any remaining consideration was allocated to Goodwill. These fair value adjustments, which are reflected in our financial statements, were based upon an assessment of value of our intangible assets by management. The purchase price allocation included the following intangible assets being reflected in our financial statements at January 3, 2009 and January 2, 2010:

	January 3, 2009
(in thousands)	Gross Carrying Value	Life	Accumulated Amortization	Intangible Assets, net
Retail trade name – A&A	$3,000	30	$(517)	$2,483
eServices trade name – DriverFX.com	1,000	15	(344)	656
Wholesale trade name – Keystone	50,000	30	(8,611)	41,389
Vendor agreements	60,249	17	(18,288)	41,961
Customer relationships – Reliable	17,000	20	(2,550)	14,450
Customer relationships – Keystone	100,752	17	(30,099)	70,653

Total	$232,001		$(60,409)	$171,592

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 2, 2010
	Gross Carrying Value	Life	Accumulated Amortization	Intangible Assets, net
Retail trade name – A&A	$3,000	30	$(617)	$2,383
eServices trade name – DriverFX.com	1,000	15	(411)	589
Wholesale trade name – Keystone	50,000	30	(10,278)	39,722
Vendor agreements	60,249	17	(21,832)	38,417
Customer relationships – Reliable	17,000	20	(3,400)	13,600
Customer relationships – Keystone	100,752	17	(36,026)	64,726

Total	$232,001		$(72,564)	$159,437

The aggregate amortization expense for the years ending December 29, 2007, January 3, 2009 and January 2, 2010 are $12.2 million, $12.2 million and $12.2 million, respectively. The estimated annual amortization expense related to these intangible assets for each of the five succeeding fiscal years is estimated to be $12.2 million.

7. Accrued Expenses

The Company carries insurance for workers’ compensation, automotive liability and general liability, each of which carries a retained deductible. Any claims incurred on these policies, up to the deductible level, are the obligation of the Company. As of January 3, 2009 and January 2, 2010, the Company estimated its liability for these claims to be $2.7 million and $3.2 million, respectively, of which $1.5 million and $2.0 million, respectively, are classified in other accrued expenses and $1.2 million and $1.2 million, respectively, are classified in other long-term liabilities.

Accrued expenses at January 3, 2009 and January 2, 2010 consist of the following:

(in thousands)	January 3, 2009	January 2, 2010
Accrued insurance	$3,106	$3,807
Advisory Fees Payable	3,100	—
Sales return allowance	1,672	1,484
Accrued freight	254	66
Other accrued expenses	5,390	4,467

Total accrued expenses	$13,522	$9,824

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on the fifth anniversary of the date of execution. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or 0.25% to 0.75% over base rate based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s cash, receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and Guarantors.

Our Credit Agreements contain provisions that restrict annual capital spending to $12.0 million plus any unused carryover amount from the previous year. The previous fiscal year unused carryover amount is the portion of the $12.0 million that was not expended during the previous fiscal year. Also, our Revolving Credit Agreement contains a financial covenant that is applicable if borrowing availability that is less than the greater of $8.0 million or 10% of the borrowing base.

In 2003, the Company issued $175 million of Notes due 2013. These Notes bear interest at a fixed rate of 9.75%. The Notes have been guaranteed by all of the Company’s subsidiaries. The subsidiary guarantors are wholly-owned subsidiaries of the Company and the subsidiary guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. As a result of the foregoing, condensed consolidating financial information regarding the Company and guarantors is not presented. Additionally, the indenture for the Notes imposes a number of restrictions on the Company, including its ability to incur additional indebtedness, to make certain restrictive payments (including dividends to Holdings), to make certain asset dispositions, to incur additional liens and to enter into other significant transactions.

Debt balances at January 3, 2009 and January 2, 2010 are as follows:

(in thousands)	January 3, 2009	January 2, 2010
Term loan	$190,181	$188,240
Revolving credit facility	28,300	28,300
Senior subordinated notes due 2013	175,000	175,000
Capital leases	26	4

	393,507	391,544
Less: current portion	1,963	1,945

Total long-term debt	$391,544	$389,599

The current portion of long-term debt consists of scheduled payments to be made during the next fiscal year.

The Term Loan includes a provision that requires the Company to prepay a portion, or all, of its borrowings under the Term Loan Facility with the proceeds received from certain events, including the sale of assets, the issuance of debt or equity, obtaining replacement financing and “excess cash flow” as defined within the Credit Agreements. Based on the results of the 2009 fiscal year, the Company is required to prepay approximately $0.2 million of its borrowings related to “excess cash flow”. The Company has elected, as is allowed under the provisions of the Credit Agreement, to apply the payment related to the current year’s “excess cash flow” to offset a portion of the first required quarterly principal amortization payment in 2010. As a result of this election, no change has been made with respect to the current portion of the long-term debt. No such payment was required during 2009 for 2008.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term debt are as follows:

(in thousands)	January 2, 2010
2010	$1,945
2011	1,455
2012	213,144
2013	175,000

$391,544

9. Income Taxes

For the years ended December 29, 2007, January 3, 2009 and January 2, 2010 income tax expense is comprised of the following components:

(in thousands)	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009	January 4, 2009 to January 2, 2010
Current:
Federal	$(3,195)	$674	$(1,321)
State	(128)	80	180
Foreign	866	(343)	(574)

Total current	(2,457)	411	(1,715)

Deferred:
Federal	(7,355)	(37,225)	(8,177)
State	3,078	(1,688)	(845)
Foreign	(166)	—	—

Total deferred	(4,443)	(38,913)	(9,022)

Total income tax benefit	$(6,900)	$(38,502)	$(10,737)

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the tax benefit from earnings reflected in the financial statements and the amounts calculated at the federal statutory income tax rate are as follows:

(in thousands)	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009	January 4, 2009 to January 2, 2010
Income tax benefit at federal statutory rate	$(11,886)	$(83,132)	$(10,863)
State and Canadian provincial income tax, excluding valuation allowance	(554)	(2,487)	(2,306)
True-up of income tax liability – federal and state	(575)	—	—
Goodwill impairment	2,967	45,840	—
Net operating loss carryback	—	—	156
Change in federal effective tax benefit rate	2,966	(1,429)	—
Change in reserve	—	(238)	224
Change in federal and state valuation allowance	—	2,810	2,005
Other	182	134	47

Total income tax benefit	$(6,900)	$(38,502)	$(10,737)

As of January 2, 2010, the Company has federal net operating loss carryforwards of $65.3 million that expire over the periods from 2027 to 2029 and state net operating loss carryforwards of $135.5 million that expire over the period from 2010 through 2029.

The following are the significant components of the Company’s deferred income tax assets and liabilities at January 3, 2009 and January 2, 2010:

(in thousands)	January 3, 2009	January 2, 2010
Deferred tax assets:
Accounts receivable	$1,735	$1,694
Inventory	3,484	3,638
Net operating losses	20,331	29,709
Accrued expenses	3,856	4,465
Other	1,293	363

Total deferred net asset	30,699	39,869
Valuation allowance	(4,601)	(5,896)

Net deferred tax asset	26,098	33,973

Deferred tax liabilities:
Property, plant and equipment	(6,925)	(4,948)
Intangible assets	(28,502)	(28,699)
Other	—	(632)

	(35,427)	(34,279)

Net deferred tax asset (liability)	$(9,329)	$(306)

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted the provisions of ASC Topic 740, “Income Taxes” at the beginning of its 2007 fiscal year. As of the end of the 2009 fiscal year, the amount of the liability for unrecognized tax benefits was approximately $1.1 million, all of which would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of the end of the 2009 fiscal year, the Company had approximately $0.4 million accrued for the payment of interest and penalties. As of the end of 2009, the Company had established a $0.4 million valuation allowance for the federal and state tax benefits associated with the interest accrual.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(in thousands)	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009	January 4, 2009 to January 2, 2010
Balance at beginning of year	$2,372	$2,386	$1,453

Additions based on tax positions related to the current year	373	—	—
Additions based on tax positions of prior years	18	379	—
Reductions based on lapse of applicable statute of limitations	(342)	(589)	(275)
Reductions based on tax positions of prior years	(35)	(710)	(41)
Settlements	—	(13)	—

Balance at end of year	$2,386	$1,453	$1,137

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

Based upon the expiration of the state statute of limitations, we do not expect that the total amounts of unrecognized tax benefits will change significantly within the next twelve months. The Company files income tax returns in the United States for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All United States federal income tax returns are closed through the short period ended October 30, 2003. The Internal Revenue Service is currently completing an examination of the open years through December 29, 2007. The Company does not expect any additional taxes will be assessed as a result of the examination. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

10. Common Stock

As of January 3, 2009 and January 2, 2010, the 1,000 shares of the Company’s common stock issued and outstanding were owned by Holdings. The Company’s common stock has a par value of $ 0.01 per share. In conjunction with the Transaction, Holdings contributed $179.0 million of capital to the Company. During the year ended January 1, 2005, the Company returned $3.5 million in capital contributions to Holdings. In December 2005, Holdings issued $11.0 million in fair value of notes in order to fund the difference in the Reliable Acquisition between amounts paid by the Company in cash and the aggregate consideration of the purchase price. The notes are obligations of Holdings bear interest at a rate of 8% per annum that is payable “in kind” on a quarterly basis and mature on November 1, 2011. The notes require payment by Holdings prior to the maturity date in certain circumstances.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 2, 2010, Holdings had 90,314,744 shares of Class A and 10,034,972 shares of Class L common stock issued and outstanding. Class A and Class L common stock are the same, except that Class L common stock is entitled to a preference over Class A common stock with respect to certain bankruptcy distributions by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

11. Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment encompasses eight regions that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is structured to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 23 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 300 delivery trucks that provide multi-day per week delivery to and returns of our products from our customers along over 270 routes which cover 48 states and 6 provinces of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail Operations segment; these inter-company sales are included in the amounts reported as net sales for the Distribution Segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail Operations

The Retail segment of our business operates 20 retail stores in northeastern Pennsylvania under the A&A Auto Parts name. A&A Stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A Stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of our business, we believe that our retail operations allow us to stay close to end-consumer and product merchandising trends. A&A Stores purchase their inventory primarily from the Distribution segment.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial information for the two reportable segments is as follows:

(in thousands)	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009	January 4, 2009 to January 2, 2010
Net Sales
Distribution	$608,856	$559,683	$461,439
Retail	24,225	23,814	21,827
Elimination	(18,214)	(17,216)	(14,737)

Total	$614,867	$566,281	$468,529

Interest expense
Distribution	$37,840	$33,936	$28,808
Retail	1	—	—

Total	$37,841	$33,936	$28,808

Depreciation & amortization
Distribution	$20,341	$20,890	$20,961
Retail	203	204	206

Total	$20,544	$21,094	$21,167

Income tax expense (benefit)
Distribution	$(5,207)	$(37,050)	$(9,910)
Retail	(1,693)	(1,452)	(827)

Total	$(6,900)	$(38,502)	$(10,737)

Net income (loss)
Distribution	$(17,300)	$(200,192)	$(19,885)
Retail	(9,759)	(5,801)	(1,328)

Total	$(27,059)	$(205,993)	$(21,213)

(in thousands)	December 31, 2006 to December 29, 2007	December 30, 2007 to January 3, 2009	January 4, 2009 to January 2, 2010
Capital Expenditures
Distribution	$5,588	$6,220	$4,751
Retail	45	24	17

Total	$5,633	$6,244	$4,768

(in thousands)		January 3, 2009	January 2, 2010
Total Assets
Distribution		$404,059	$361,800
Retail		13,178	16,155

Total		$417,237	$377,955

For the years ended December 29, 2007, January 3, 2009 and January 2, 2010, net sales in the United States represented approximately 89%, 87% and 86% of total Company net sales, respectively. At January 3, 2009 and January 2, 2010, approximately 99% of long-lived assets were in the United States.

No customer accounted for more than 2.0% of sales for the years ended December 29, 2007, January 3, 2009 and January 2, 2010.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefits

The Company maintains a defined contribution plan qualifying under Internal Revenue Code Section 401(k). The employer contributes 50 percent of the employee’s contribution. The employer contribution is capped at 2 percent of the employee’s compensation. The employee may contribute up to statutory limits of their compensation. All employees are eligible to participate after six months of service. The total Company contributions for the years ended December 29, 2007, January 3, 2009 and January 2, 2010 were $0.7 million, $0.7 million and $0.6 million, respectively.

On October 30, 2003, the Company adopted our 2003 Executive Stock Option Plan under which employees and directors of Keystone or its subsidiaries may be granted options to purchase shares of Holdings’ authorized but unissued Class A and Class L common stock. The Plan is administered by the Board of Directors, or to the extent permitted by law, a committee designated by Holdings’ board. A total of 17,421,572 shares of Holdings’ Class A common stock and 1,953,508 shares of Holdings’ Class L common stock (as adjusted pursuant to terms of the plan) have been approved for issuance under the Plan. As of January 3, 2009, options issued and outstanding are 11,743,765 shares of Class A common stock and 1,304,864 shares of Class L common stock. As of January 2, 2010, options issued and outstanding are 17,347,338 shares of Class A common stock and 1,927,482 shares of Class L common stock.

13. Related Party Transactions

In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent. The Bain Capital agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. In exchange for these services, Bain Capital will receive an annual advisory services fee of $1.5 million through 2006 and, subject to the terms of the credit agreement governing the senior credit facilities, $3.0 million for each year thereafter, plus reasonable out-of-pocket fees and expenses; however, Bain Capital shall only be entitled to this advisory services fee in any given year to the extent that our Consolidated Adjusted EBITDA, as defined in the credit agreement, for that year would be greater than $52.7 million, after reducing such Consolidated Adjusted EBITDA by the amount of the fee (for example, if Consolidated Adjusted EBITDA were $53.7 million in a given year, Bain Capital would only be entitled to a $1.0 million advisory services fee for such year).

The restriction on achieving minimum Adjusted EBITDA lapsed following the 2007 fiscal year. For 2008 through 2013, the annual advisory fee is $3.0 million plus reasonable out of pocket fees and expenses. Additionally, on the completion of any financing transaction, change in control transaction, material acquisition or divestiture by Holdings or its subsidiaries, Bain Capital is entitled to a transaction fee equal to 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses.

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

At January 3, 2009 there is $3.0 million in accrued expenses for Bain advisory fees. At January 2, 2010, there are no such amounts accrued and unpaid.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million; subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced pursuant to the Adjusted EBITDA criteria outlined above.

At January 3, 2009, there is $0.1 million in accrued expenses for Advent annual advisory fees. At January 2, 2010 there were no such amounts accrued and unpaid.

The Company has transactions in the normal course of business with its principal stockholder’s affiliated companies. During 2009, the Company entered into an agreement to purchase data processing equipment, software and related services from an affiliated company of the Company’s principal stockholder. Included in property, plant and equipment at January 2, 2010 is approximately $0.3 million of assets purchased from SunGard AvantGard. No such transactions occurred during 2008. Included in selling, general and administrative expense for the years ending January 3, 2009 and January 2, 2010 is approximately $7.0 million and $4.8 million, respectively for the purchase of fuel from Fleet Corp. Included in the accounts payable at January 3, 2009 and January 2, 2010, respectively is less than $0.1 million due to Fleet Corp. Also included in selling, general and administrative expense for the years ending January 3, 2009 and January 2, 2010, respectively is $0.1 million, for office supplies purchased from Staples Inc. Included in the accounts payable at January 3, 2009 and January 2, 2010, respectively is less than $0.1 million due to Staples Inc.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Future minimum payments by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of January 2, 2010:

Years
2010	$6,347
2011	5,336
2012	4,755
2013	3,727
2014	3,171
Thereafter	3,395

$26,731

Rental expense for all operating leases was $6.1 million, $6.5 million and $6.2 million for the years ended December 29, 2007, January 3, 2009 and January 2, 2010, respectively.

The Company leases certain office equipment under capital leases. The remaining term of the leases is less than one year. The Company does not expect to renew these leases. The total asset balance and the corresponding liability for future lease payments are less than $0.1 million each at January 2, 2010.

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

Date: March 22, 2010

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

By:	/S/ EDWARD H. ORZETTI
Name:	Edward H. Orzetti
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 22, 2010.

Signature	Title	Date

/S/ EDWARD H. ORZETTI	Chief Executive Officer, (Principal Executive Officer)	March 22, 2010

/S/ RICHARD S. PARADISE	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	March 22, 2010

/S/ PAUL B. EDGERLEY	Director	March 22, 2010

/S/ BLAIR E. HENDRIX	Director	March 22, 2010

/S/ SETH MEISEL	Director	March 22, 2010

/S/ STEPHEN ZIDE	Director	March 22, 2010

/S/ GABRIEL GOMEZ	Director	March 22, 2010