Form 10-Q
period 2010-04-03
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2010-05-18
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 2010

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

As of May 18, 2010, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED APRIL 3, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	January 2, 2010	April 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,439	$40,971
Trade accounts receivable, net of allowance for doubtful accounts of $4,563 and $4,695 respectively	29,344	40,311
Inventories	100,105	98,676
Deferred tax assets	6,553	6,206
Prepaid expenses and other current assets	4,575	3,357

Total current assets	167,016	189,521
Property, plant and equipment, net	42,578	41,683
Deferred financing costs, net	5,374	4,632
Capitalized software, net	130	302
Intangible assets, net	159,437	156,399
Other assets	3,420	2,938

Total assets	$377,955	$395,475

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,280	$39,697
Accrued interest	3,655	8,004
Accrued compensation	5,954	5,802
Accrued expenses	9,824	9,291
Current maturities of long-term debt	1,945	1,941

Total current liabilities	39,658	64,735
Long-term debt	389,599	389,114
Other long-term liabilities	2,988	2,707
Deferred tax liabilities	6,859	6,399

Total liabilities	439,104	462,955

Shareholder’s equity
Common stock, par value of $0.01 per share: authorized/issued 1,000 in 2003	—	—
Contributed capital	192,729	192,681
Accumulated income (deficit)	(254,569)	(261,002)
Accumulated other comprehensive income	691	841

Total shareholder’s equity	(61,149)	(67,480)

Total liabilities and shareholder’s equity	$377,955	$395,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending
	April 4, 2009	April 3, 2010
Net sales	$119,734	$121,993

Cost of sales	(79,984)	(83,245)

Gross profit	39,750	38,748

Selling, general and administrative expenses	(40,675)	(38,155)

Net gain (loss) on sale of property, plant and equipment	(141)	(15)

Income (loss) from operations	(1,066)	578

Interest expense, net	(7,676)	(7,280)

Other income (expense), net	12	39

Income (loss) before income tax	(8,730)	(6,663)

Income tax (provision) benefit	3,308	230

Net income (loss)	(5,422)	(6,433)

Other comprehensive income (loss):

Foreign currency translation	(56)	150

Comprehensive income (loss)	$(5,478)	$(6,283)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending
	April 4, 2009	April 3, 2010

Cash flows from operating activities:
Net loss	$(5,422)	$(6,433)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,448	5,024
Amortization of deferred financing charges	742	742
Net (gain) loss on sale of property, plant and equipment	141	15
Deferred income taxes	(3,338)	(113)
Non-cash stock-based compensation	298	307
Other non-cash charges	(560)	286
Net change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade accounts receivable	(1,735)	(11,099)
(Increase) decrease in inventory	717	1,358
(Decrease) increase in accounts payable and accrued liabilities	31,698	24,796
(Decrease) increase in other assets/liabilities	1,286	1,460

Net cash (used in) provided by operating activities	29,275	16,343

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,002)	(1,333)
Capitalized software costs	(67)	(336)
Proceeds from sale of property, plant and equipment	280	222

Net cash used in investing activities	(789)	(1,447)

Cash flows from financing activities:
Principal repayments on long-term debt	(489)	(485)

Net cash provided by (used in) financing activities	(489)	(485)

Net effects of exchange rates on cash	(6)	121

(Decrease) increase in cash and cash equivalents	27,991	14,532
Cash and cash equivalents, beginning of period	27,267	26,439

Cash and cash equivalents, end of period	$55,258	$40,971

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial information herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, which are considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

1.	Background and Basis of Presentation

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) are wholesale distributors and retailers of aftermarket automotive accessories and equipment, operating in all regions of the United States and provinces of Canada. The Company’s fleet of over 300 trucks provide multi-day per week delivery and returns covering the 48 contiguous states and nine provinces of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 15,000 customers. The Company’s wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 20 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

2.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. Effective July 1, 2009, the ASC, superseded existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and other accounting literature (Topic 105, “Generally Accepted Accounting Principles”). Adoption of ASC Topic 105, “Generally Accepted Accounting Principles” (“Topic 105”) changed the referencing of financial standards effective for interim or annual financial periods ending after September 15, 2009. The Company has adopted Topic 105 for the quarter ending October 3, 2009. Topic 105 is not intended to change or alter existing United States GAAP and did not have any impact on our consolidated financial statements. Subsequent to the issuances of the ASC, the FASB has released Accounting Standard Update (“ASU”) Numbers 2010-01 through 2010-18. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. On October 13, 2009, the SEC published amendments that provide non-accelerated filers with additional time to comply with the second phase of the Act, the SEC’s internal control audit requirements. As a result, the Company will be required to provide the auditor’s report on internal control over financial reporting beginning with our fiscal year ending January 1, 2011.

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

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in the current period.

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in the three month periods ended April 3, 2010 and April 4, 2009.

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

A roll forward of our allowance for doubtful accounts is as follows:

(in thousands)

	April 4, 2009	April 3, 2010
Balance at beginning of period	$5,836	$4,563
Additions charged to earnings	1,489	498
Charge-offs, net of recoveries	(2,142)	(366)

Balance at end of period	$5,183	$4,695

Inventory Valuation

Inventories, consisting primarily of new purchased auto parts and accessories, are valued at the lower of cost or market with the cost determined using the average cost method. The Company’s reported inventory cost consists of the cost of the product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company’s reported inventory cost is reduced for the impact of vendor rebates for the periods ended April 4, 2009 and April 3, 2010 related to the performance of promotional activities. We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on our evaluation of levels of inventory that cannot be returned to vendors. We evaluate reserves based on judgments on our ability to restock inventory or return it to vendors.

Share-Based Compensation

On November 11, 2009, the Company entered into agreements approved by the Compensation Committee (the “Committee”) of the Board adopting a new long-term incentive plan (the “LTIP”) for certain of the Company’s employees, officers and senior executives (collectively, “Employees”). The LTIP included options grants that replaced existing Class A and Class L Common Options (the “Old Options”) with new options to purchase Class A and Class L shares of Keystone Automotive Holdings, Inc. (“Holdings”) (the “New Options”). Prior to entering into the new agreements, total option grants of 15,199,461 and 1,688,829 of Class A and Class L Common Options were issued and outstanding. Sixty-eight Employees elected to receive New Options.

The Committee offered Employees that had been granted Old Options with an exercise price higher than the current fair market valuation of Holdings Class A and Class L shares the opportunity to terminate and replace all of the Old Options they held with a certain number of New Options, the exercise price of which, as set by the Board, would be substantially lower than the exercise prices of the Old Options. Each Employee’s New Options will vest in one-third increments on September 30, 2010, 2011, and 2012, provided that such Employee is employed by the Company at the time of the relevant vesting date. All of an Employee’s New Options will vest upon a Sale of the Company, as defined in the Amended and Restated Option Grant Agreements, provided that such Employee is employed by the Company at the time of a Sale of the Company. In determining to issue the New Options, the Committee considered the fact that the Old Options had exercise prices well above the current fair market valuation of the Class A and Class L shares of Holdings and, therefore, no longer provided sufficient incentives for Employees and determined that issuing the New Options was in the best interest of the Company, Holdings, stockholders and other stakeholders.

As a result of the offer, a total of 14,098,500 and 1,566,500 of stock option grants for the purchase of Class A and Class L common stock, respectively, were issued and 11,950,623 and 1,327,847 of Old Options for the purchase of Class A and Class L common stock, respectively, were cancelled. In accordance with the provisions of ASC Topic 718, “Share-Based Payments” (“Topic 718”), the Company has accounted for the Amended and Restated Option agreements as a modification of the Old Option grants. Accordingly, the Company determined the fair value of the Old Options and of the New Options as of November 11, 2009 immediately before and after the modification, respectively. For purposes of determining period expense, the Company is using the pooling method over the remaining service life. For purposes of determining the fair value of these stock option awards, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

New Options
2009
Grant Date (1)
Dividend yield	0%
Volatility	33.00%
Risk free interest rate	3.01%
Remaining estimated lives (years) at November 11, 2009	6.00

(1) - Includes options granted on 11/11/2009.

During the three months ended April 3, 2010 and April 4, 2009, the Company recorded an expense $0.3 million, respectively, for all share-based compensation.

Stock option awards as of April 3, 2010 and changes during the the fiscal period then ended were as follows:

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)
Outstanding, January 2, 2010 (2)	1,927,481
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 3, 2010 (2)	1,927,481	$12.94	5.7 years
Exercisable, April 3, 2010 (2)	360,981	$31.75

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)
Outstanding, January 2, 2010 (2)	17,347,322
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 3, 2010 (2)	17,347,322	$0.08	5.7 years
Exercisable, April 3, 2010 (2)	3,248,832	$0.39

(1) Weighted Average Remaining Contractual Life based on options that are accounted for under Topic 718.

(2) As of January 2, 2010 and April 3, 2010; there was no aggregate intrinsic value of the options.

On March 27, 2008, the Company entered into a Restricted Stock Agreement (the “Restricted Stock Agreement”) with the Company’s Chief Executive Officer and President, Edward H. Orzetti, pursuant to which the Company granted Mr. Orzetti 60,000 shares of the Company’s Class L common stock and 540,000 shares of the Company’s Class A common stock, subject to certain vesting provisions and restrictions on transfer. Under the Restricted Stock Agreement, fifty percent (50%) of the restricted stock vested on October 31, 2008 and the remaining fifty percent (50%) was to vest on June 30, 2010. However, in connection with Mr. Orzetti’s entry into his agreement approved by the Compensation Committee of the Board of Directors adopting a new component to the long term incentive plan (“Incentive Bonus Agreement”) during the fourth quarter of 2009, Mr. Orzetti and the Company agreed to cancel the unvested portion of the restricted stock. Accordingly, Mr. Orzetti remains vested in 30,000 shares of the Company’s Class L common stock and 270,000 shares of the Company’s Class A common stock.

Taxes

For the three months ended April 3, 2010, the income tax benefit includes benefits for both the federal and state income taxes determined based on the current statutory rates, which were largely offset by increases in the valuation allowance for operating loss carry forwards for both federal and state tax purposes.

The Company adopted the provisions of ASC Topic 740, “Income Taxes” at the beginning of its 2007 fiscal year. At April 3, 2010, the amount of the liability for unrecognized tax benefits was approximately $1.1 million, which is unchanged when compared to January 2, 2010. All of the $1.1 million in liability for unrecognized tax benefits would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

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

Based upon the expiration of the state statutes of limitations, we do not expect that the total amounts of unrecognized tax benefits will change significantly within the next twelve months. The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. During the three month period ended April 3, 2010, the Company received notice of the completion of an examination by the Internal Revenue Service of the open years through fiscal year end 2007. The examination did not result in any additional tax assessment and accordingly all U.S. federal income tax returns are now closed through fiscal year end 2007. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. Canadian federal and provincial income tax returns are closed through the year ended December 31, 1998. The Company has not been notified of the commencement of any examination of the open years by the Canada Revenue Agency.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. The carrying value of the company’s debt related to the Credit Agreement and the Notes (as defined below in footnote No. 8 – Debt) was $391.5 million and $391.1 million at January 2, 2010 and April 3, 2010, respectively. The fair value at January 2, 2010 and April 3, 2010 was $223.6 million and $250.5 million, respectively.

4.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the most important characteristics of this business segment is our hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 24 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 300 trucks, that provide multi-day per week delivery and returns along over 270 routes which cover 48 states and nine provinces of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for our customers is drop-ship, which is shipping via third party delivery directly to the end-consumer on behalf of our customers. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

Financial information for the two reportable segments is as follows:

(in thousands)	Three Months Ending
	April 4, 2009	April 3, 2010
Net Sales
Distribution	$118,214	$120,365
Retail	5,636	5,327
Elimination	(4,116)	(3,699)

Total	$119,734	$121,993

Interest expense
Distribution	$7,676	$7,280
Retail	—	—

Total	$7,676	$7,280

Depreciation & amortization
Distribution	$5,396	$4,976
Retail	52	48

Total	$5,448	$5,024

Income tax benefit (expense)
Distribution	$3,041	$230
Retail	267	—

Total	$3,308	$230

Net income (loss)
Distribution	$(5,021)	$(6,050)
Retail	(401)	(383)

Total	$(5,422)	$(6,433)

(in thousands)	Three Months Ending
	April 4, 2009	April 3, 2010
Capital Expenditures
Distribution	$1,060	$1,669
Retail	9	—

Total	$1,069	$1,669

Net sales in the U.S. decreased as a percent of total sales in the three month period ended April 3, 2010 to approximately 84.1% from 89.6% for the three month period ended April 4, 2009, respectively. At April 3, 2010 and January 2, 2010, approximately 98.6% and 99.6% of long-lived assets were in the U.S.

No customer accounted for more than 2.0% of sales for the three month periods ended April 3, 2010 and April 4, 2009.

5.	Other Intangibles—Net

Intangible assets are comprised of:

(in thousands)

	January 2, 2010
	Gross Carrying Value	Life	Accumulated Amortization	Intangible Assets, net
Retail trade name—A&A	$3,000	30	$(617)	$2,383
eServices trade name—DriverFX.com	1,000	15	(411)	589
Wholesale trade name—Keystone	50,000	30	(10,278)	39,722
Vendor agreements	60,249	17	(21,832)	38,417
Customer relationships—Reliable	17,000	20	(3,400)	13,600
Customer relationships—Keystone	100,752	17	(36,026)	64,726

Total	$232,001		$(72,564)	$159,437

	April 3, 2010
	Gross Carrying Value	Life	Accumulated Amortization	Intangible Assets, net
Retail trade name—A&A	$3,000	30	$(642)	$2,358
eServices trade name—DriverFX.com	1,000	15	(428)	572
Wholesale trade name—Keystone	50,000	30	(10,694)	39,306
Vendor agreements	60,249	17	(22,718)	37,531
Customer relationships—Reliable	17,000	20	(3,613)	13,387
Customer relationships—Keystone	100,752	17	(37,507)	63,245

Total	$232,001		$(75,602)	$156,399

Amortization expense related to intangible assets for the three months ended April 3, 2010 and April 4, 2009 was $3.0 million for each period.

6.	Related Party Transactions

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

The Bain Capital advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement. Selling, general and administrative expense for both the three month periods ended April 3, 2010 and April 4, 2009 include a management fee expense of $ 0.8 million to Bain Capital. Included in accounts payable at April 4, 2009 was $3.8 million payable to Bain Capital. No such amount was payable at April 3, 2010.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million; subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced. Selling, general and administrative expense for the three month periods ended April 3, 2010 and April 4, 2009 include a management fee expense of less than $0.1 million to Advent, respectively. Included in accounts payable at April 3, 2010 and April 4, 2009 was less than $0.1 million, respectively, payable to Advent.

The Company has transactions in the normal course of business with its principal stockholder’s affiliated companies. Included in selling, general and administrative expense for the periods ending April 3, 2010 and April 4, 2009 is approximately $1.5 million and $1.2 million, respectively for the purchase of fuel from Fleet Corp. Included in the accounts payable at April 3, 2010 and April 4, 2009, respectively is $0.1 million due to Fleet Corp. During 2009, the Company entered into an agreement to purchase data processing equipment, software and related services from an affiliated company of the Company’s principal stockholder. Included in property, plant and equipment at January 2, 2010 is approximately $0.3 million of assets purchased from SunGard AvantGard. Included in accounts payable at April 3, 2010, is less than $0.1 million due to SunGard AvantGard. Also included in selling, general and administrative expense for the periods ending April 3, 2010 and April 4, 2009, respectively is less than $0.1 million, for office supplies purchased from Staples Inc. Included in the accounts payable at April 3, 2010 and April 4, 2009, respectively is less than $0.1 million due to Staples Inc.

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

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on January 12, 2012. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or 0.25% to 0.75% over base rate based on undrawn availability. The Revolver includes a financial covenant that is applicable if borrowing availability is less than the greater of $8.0 million or ten percent of the borrowing base. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions, which are customary for facilities of this type. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s cash, receivables and inventory and a second priority security interest in the stock of the subsidiaries of the Company and all other assets of the Company and the guarantors under the Revolver. As of April 3, 2010, the Revolver had an outstanding balance of $28.3 million.

Our 9.75% Senior Subordinated Notes due 2013 (the “Notes”) are fully and unconditionally guaranteed by each of our existing and future domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The Notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our subsidiaries’ and guarantors’ existing and future senior debt.

As of April 3, 2010, under the Credit Agreement and the Notes due 2013, we had total indebtedness of $391.1 million. As of April 3, 2010, we had $38.5 million of borrowing availability under the Revolver, subject to customary conditions.

9.	Subsequent Event

On May 14, 2010, subsequent to the end of the 2010 first quarter, the Company elected to pay the Company’s Chief Executive Officer and President, Edward H. Orzetti, a deferred bonus in the amount of $720,001.51. The deferred bonus was compensation for services provided in fiscal year 2006 pursuant to Mr. Orzetti’s existing employment agreement.

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

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the section of this report entitled “Forward-Looking Statements” as well as the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Terms used herein such as “the Company,” “Keystone,” “we,” “us” and “our” are references to Keystone Automotive Operations, Inc. and its affiliates, as the context requires.

Overview

General Business Overview

We are a wholesale distributor and retailer of automotive aftermarket accessories and equipment, operating throughout the U.S. and in nine provinces of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 15,000 customers. Our wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via our proprietary electronic catalog. The Company also operates 20 retail stores in Pennsylvania. Our corporate headquarters is in Exeter, Pennsylvania.

Distribution and Retail constitute our two business segments which are more fully described below.

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the defining characteristics of this business segment is our hub-and-spoke delivery network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and our distribution network is designed to meet the rapid delivery needs of our customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 24 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) our fleet of over 300 trucks, that provide multi-day per week delivery and returns along over 270 routes which cover 48 states and nine provinces of Canada. Our four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

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

Operations Overview

For the three month period ended April 3, 2010, our net sales increased by 1.9%, versus the three month period ending April 4, 2009. Our Distribution segment generated $116.7 million, or 95.6% of our net sales in the three month period ended April 3, 2010, compared to $114.1 million, or 95.3% of our net sales in the three month period ended April 4, 2009. Our Retail segment generated $5.3 million, of our net sales in the three month period ended April 3, 2010, compared to $5.6 million of our net sales in the three month period ended April 4, 2009.

Our net loss increased by $1.0 million for the three month period ended April 3, 2010, to a net loss of $6.4 million, compared to a net loss of $5.4 million for the three month period ended April 4, 2009. The three month period ended April 3, 2010 was negatively impacted by lower gross margin percentages and a lower income tax benefit, which were partially offset by higher sales, lower selling, general and administrative expense and lower interest expense.

Recent Developments

On May 14, 2010, subsequent to the end of the 2010 first quarter, the Company elected to pay the Company’s Chief Executive Officer and President, Edward H. Orzetti, a deferred bonus in the amount of $720,001.51. The deferred bonus was compensation for services provided in fiscal year 2006 pursuant to Mr. Orzetti’s existing employment agreement.

Items Affecting Comparability

Comparability between 2009 and 2008 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 weeks included in both the three month periods ended April 3, 2010 and April 4, 2009. Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in the current period.

Results of Operations

Three Months Ended April 3, 2010 Compared to the Three Months Ended April 4, 2009

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended April 3, 2010 to the three months ended April 4, 2009:

	Three Months Ended
(in thousands)	April 4, 2009	April 3, 2010	Dollar Change	Percent Change
Net sales	$119,734	$121,993	$2,259	1.9%
Cost of sales	(79,984)	(83,245)	(3,261)	(4.1)

Gross profit	39,750	38,748	(1,002)	(2.5)
Selling, general and administrative expenses	(40,675)	(38,155)	2,520	6.2
Net gain (loss) on sale of property, plant and equipment	(141)	(15)	126	*

Income (loss) from operations	(1,066)	578	1,644	*
Interest expense, net	(7,676)	(7,280)	396	5.2
Other income (expense), net	12	39	27	*

Income (loss) before income tax	(8,730)	(6,663)	2,067	*
Income tax (provision) benefit	3,308	230	(3,078)	*

Net income (loss)	(5,422)	(6,433)	(1,011)	*
Other comprehensive income (loss):
Foreign currency translation	(56)	150	206	*

Comprehensive income (loss)	$(5,478)	$(6,283)	$(805)	* %

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	April 4, 2009	April 3, 2010
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	(66.8)	(68.2)

Gross profit	33.2	31.8
Selling, general and administrative expenses	(33.9)	(31.3)
Net gain (loss) on sale of property, plant and equipment	(0.1)	0.0

Income (loss) from operations	(0.8)	0.5
Interest expense, net	(6.4)	(6.0)
Other income (expense), net	(0.1)	0.0

Income (loss) before income tax	(7.3)	(5.5)
Income tax (provision) benefit	2.8	0.2

Net income (loss)	(4.5)%	(5.3)%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a provision for future returns.

Net sales for the quarter ended April 3, 2010 were $122.0 million, an increase of $2.3 million, or 1.9%, compared to $119.7 million for the same period in the prior year. The increase resulted from double digit increases in net sales which occurred in our Canadian and International geographies and in our Dropship fulfillment operations (shipping via third party delivery primarily to residential locations). All of our U.S. geographies and our National Accounts (customers that participate in retail markets on a national or multi-region basis) saw single digit declines versus the same period in the prior year. While smaller than in recent experience, these declines resulted from a combination of continuing factors related to the economic recession, including continued elevated levels of unemployment, which we believe particularly impacts our business.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs and vendor promotional support. Gross profit decreased by $1.0 million, or 2.5%, from $39.8 million for the three month period ended April 4, 2009 to $38.8 million for the three month period ended April 3, 2010. The decrease in gross profit resulted from slightly lower selling margins and the timing of expenditures associated with advertising and marketing programs in support of our various vendor programs. Gross margin was 31.8% for the three month period ended April 3, 2010 versus 33.2% for the three month period ended April 4, 2009.

Selling, General and Administrative Expenses. Included in selling, general and administrative expense are all non-product related operating expenses - warehouse, marketing, delivery, selling and general and administrative expenses including depreciation and amortization, occupancy, and information technology, less certain benefits received from promotional activities. Selling, general and administrative expenses were $38.2 million, or 31.3% of net sales and $40.7 million, or 33.9%, of net sales for the three month periods ended April 3, 2010 and April 4, 2009, respectively. The lower quarter-over-quarter expenses resulted primarily from a $1.3 million decrease in employee-related expense, including severance, resulting from cost reduction programs initiated in 2009 in the delivery, warehouse and selling areas and by a decrease in bad debt expense.

Interest Expense. Interest expense decreased by $0.4 million, or 5.2%, to $7.3 million for the three months ended April 3, 2010 compared to $7.7 million for the same period in the prior year. The decrease is primarily related to a decrease in variable interest rates.

Income Tax Expense. The income tax benefit decreased by $3.1 million to a benefit of $0.2 million for the three months ended April 3, 2010, from a benefit of $3.3 million for the three months ended April 4, 2009. Our effective tax benefit rate was 3.5% for the three months ended April 3, 2010 compared to an effective tax rate of 37.9% for the three months ended April 4, 2009. This decrease in effective tax benefit rate is primarily due to the establishment of additional valuation allowances for operating loss carry forwards for federal and state income tax purposes.

Net Income. Net loss increased by $1.0 million to a loss of $6.4 million for the three months ended April 3, 2010, compared to a net loss of $5.4 million for the same period in the prior year. The increase in the net loss is primarily attributed to a $0.8 million decrease in gross profit and a $3.1 million reduction in income tax benefit, partially offset by a $2.3 million decrease in selling, general and administrative expense and a $0.4 million decrease in interest expense.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $2.6 million, or 2.3%, for the three months ended April 3, 2010 compared to the same period in the prior year. The increase resulted from the factors previously described above. Net loss for the Distribution segment increased by $1.0 million for the three months ended April 3, 2010 compared to the three months ended April 4, 2009. The increase is due primarily to a decrease in gross profit and income tax benefit, partially offset by a decrease in the selling, general and administrative expense and interest expense.

The Retail segment’s sales decreased by $0.3 million, or 5.5%, for the three months ended April 3, 2010 compared to the same period in the prior year. The Retail segment’s net loss for the three month period ended April 3, 2010 remained unchanged from the same period in the prior year.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the three months ended April 3, 2010 was $16.3 million compared to net cash provided by operating activities of $29.3 million for the three months ended April 4, 2009. The decrease in cash from operations was driven by a smaller reduction in the levels of net operating assets employed in the business than the prior year period, partially offset by a decrease in net loss after adjustment for non-cash charges. Non-cash charges include depreciation and amortization, deferred financing charges, write-offs of deferred financing charges, net gains or losses on sales of property, plant and equipment, deferred income taxes and non-cash stock-based compensation expense.

Investing Activities. Net cash used in investing activities was $1.4 million for the period ended April 3, 2010; an increase of $0.6 million from the net cash used in investing activities of $0.8 million in the period ended April 4, 2009. The increase in investing activities is related to higher purchases of property, plant and equipment and capitalized software costs associated with the normal operations of the business.

Financing Activities. Net cash used by financing activities during both three month periods ended April 3, 2010 and April 4, 2009 was $0.5 million for debt principal repayments.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower, Keystone Automotive Holdings, Inc. (“Holdings”), the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreement provides the Company with operational flexibility and liquidity to meet its strategic and operational goals. As of April 3, 2010, we had $79.5 million in available cash and borrowing capacity under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements. Less frequent uses of cash can include payments of restrictive distributions to Holdings, and acquisitions.

The Credit Agreement contain affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of properties, insurance and conduct of business. The Credit Agreement also contain negative covenants that limit the ability of the Company and its subsidiaries to, among other things, create liens, dispose of all or substantially all of their properties, including merging with another entity, incur debt and make investments, including acquisitions. The Revolver includes a financial covenant that is applicable if borrowing availability is less than the greater of $8.0 million or ten percent of the borrowing base. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions, which are customary for facilities of this type.

Debt Service. The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company, and matures on January 12, 2012. The applicable margin on the Term Loan is 3.50% over LIBOR or 2.50% over base rate. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and Guarantors and a second priority security interest in the Company’s receivables and inventory.

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on January 12, 2012. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or 0.25% to 0.75% over base rate based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s cash, receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and Guarantors. As of April 3, 2010, our Revolver had an outstanding balance of $28.3 million.

The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). As of April 3, 2010, under the Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 (the “Notes”), we had total indebtedness of $391.1 million. As of April 3, 2010, we had $38.5 million of borrowing availability under the Revolver, subject to customary conditions.

The Notes mature on November 1, 2013 and are fully and unconditionally guaranteed by each of our existing and future domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The Notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our subsidiaries’ and guarantors’ existing and future senior debt. If we cannot make payments required by the Notes, the subsidiary guarantors are required to make the payments.

Capital Expenditures. We anticipate that we will spend approximately $6.0 to $7.0 million on capital expenditures in fiscal 2010. The senior credit facilities contain restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facilities are adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations. Through the three months ended April 3, 2010, $1.4 million was spent on capital expenditures.

Working Capital. Working capital totaled approximately $124.8 million at April 3, 2010 and $127.4 million at January 2, 2010. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, and we build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

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

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of April 3, 2010.

(in millions)

	Payments Due by Period
	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations

Term loan	$1.9	$185.9	$—	$—	$187.8
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	28.3	—	—	28.3
Operating lease obligations	5.8	9.4	6.5	2.8	24.5
Advisory service fees (1)	3.1	6.2	2.3	—	11.6
Interest on indebtedness (2)	24.0	37.7	10.1	—	71.8

Total contractual cash obligations (3)	$34.8	$267.5	$193.9	$2.8	$499.0

(1)    In connection with the Transaction (as defined in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q), we entered into advisory agreements with Bain Capital Partners, LLC and Advent International Corporation, pursuant to which the respective companies agree to provide certain advisory services in exchange for an annual Advisory Service Fee. See Note 6 “Related Party Transactions” To the consolidated financial statements included as part of this Quarterly Report on Form 10-Q.

(2)    Represents interest on the Notes and interest on the senior credit facility assuming LIBOR of 0.2%. Each increase or decrease in LIBOR of 100 basis points would result in an increase or decrease in annual interest expense on the senior credit facilities of $2.2 million assuming outstanding indebtedness of $216.1 million under our senior credit facilities.

(3)    The obligations above exclude $1.1 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with ASC Topic 740, “Income Taxes”. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all. See Note 3 to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information on the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. Effective July 1, 2009, the ASC, superseded existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and other accounting literature (Topic 105, “Generally Accepted Accounting Principles”). Adoption of ASC Topic 105, “Generally Accepted Accounting Principles” (“Topic 105”) changed the referencing of financial standards effective for interim or annual financial periods ending after September 15, 2009. The Company has adopted Topic 105 for the quarter ending October 3, 2009. Topic 105 is not intended to change or alter existing United States GAAP and did not have any impact on our consolidated financial statements. Subsequent to the issuances of the ASC, the FASB has released Accounting Standard Update (“ASU”) Numbers 2010-01 through 2010-18. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

On December 15, 2006, the SEC adopted new measures to grant relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these new measures, the Company is required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. On October 13, 2009, the SEC published rule amendments that provide non-accelerated filers with additional time to comply with the second phase of the Act, the SEC’s internal control audit requirements. As a result, the Company will be required to provide the auditor’s report on internal control over financial reporting beginning with our fiscal year ending January 1, 2011.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance its debt and replace the Company’s existing senior secured credit agreement. As of April 3, 2010, the Company’s total indebtedness under the Credit Agreement and the Notes was $391.1 million with approximately $187.8 million outstanding under the Term Loan, $28.3 million outstanding under the Revolver and $175 million in aggregate principal amount outstanding under the Notes. As of April 3, 2010, our exposure to changes in interest rates is related to the Term Loan and the Revolver of $216.1 million which provides for quarterly principal and interest payments at LIBOR plus 3.5% and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.2 million change to interest expense. The interest rate on the Notes is fixed at 9.75%.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For a more detailed explanation of the factors affecting our business, please refer to the factors and cautionary language set forth in the section entitled “Forward-Looking Statements Section” in this Quarterly Report on Form 10-Q and in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Effective May 14, 2010, the stockholders of the Company approved, via written consent in lieu of a meeting, an increase the amount of shares of the Company’s Class A Common Stock and Class L Common Stock with respect to which stock purchase options may be granted under the Keystone Automotive Holding, Inc. Amended and Restated 2003 Executive Stock Option Plan (the “Plan”) by 360,000 and 40,000 shares respectively for a total amount available for grant under such Plan not to exceed, in the aggregate 17,581,572 and 1,953,508 shares respectively, retroactively authorized to be effective November 1 ,2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in Exeter Township, Pennsylvania, on May 18, 2010.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ RICHARD S. PARADISE
Richard S. Paradise
Chief Financial Officer