Form 10-Q
period 2010-07-03
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2010-08-11
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 3, 2010

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

As of August 11, 2010, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED JULY 3, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	January 2, 2010	July 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,439	$41,512
Trade accounts receivable, net of allowance for doubtful accounts of $4,563 and $3,913 respectively	29,344	37,074
Inventories	100,105	106,049
Deferred tax assets	6,553	6,296
Prepaid expenses and other current assets	4,575	3,287

Total current assets	167,016	194,218
Property, plant and equipment, net	42,578	40,477
Deferred financing costs, net	5,374	3,890
Capitalized software, net	130	232
Intangible assets, net	159,437	153,360
Other assets	3,420	3,719

Total assets	$377,955	$395,896

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,280	$42,588
Accrued interest	3,655	3,763
Accrued compensation	5,954	5,968
Accrued expenses	9,824	12,263
Current maturities of long-term debt	1,945	1,941

Total current liabilities	39,658	66,523
Long-term debt	389,599	388,677
Other long-term liabilities	2,988	2,553
Deferred tax liabilities	6,859	6,507

Total liabilities	439,104	464,260

Shareholder’s equity
Common stock, par value of $0.01 per share: authorized/issued 1,000 in 2003	—	—
Contributed capital	192,729	192,983
Accumulated income (deficit)	(254,569)	(261,930)
Accumulated other comprehensive income	691	583

Total shareholder’s equity	(61,149)	(68,364)

Total liabilities and shareholder’s equity	$377,955	$395,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending		Six Months Ending
	July 4, 2009	July 3, 2010	July 4, 2009	July 3, 2010
Net sales	$129,611	$136,974	$249,345	$258,967

Cost of sales	(89,774)	(92,784)	(169,758)	(176,029)

Gross profit	39,837	44,190	79,587	82,938

Selling, general and administrative expenses	(38,324)	(38,185)	(78,999)	(76,340)

Net gain (loss) on sale of property, plant and equipment	(128)	(7)	(269)	(22)

Income (loss) from operations	1,385	5,998	319	6,576

Interest expense, net	(7,193)	(7,099)	(14,869)	(14,379)

Other income (expense), net	33	35	45	74

Income (loss) before income tax	(5,775)	(1,066)	(14,505)	(7,729)

Income tax (provision) benefit	2,389	138	5,697	368

Net income (loss)	(3,386)	(928)	(8,808)	(7,361)

Other comprehensive income (loss):

Foreign currency translation	108	(258)	52	(108)

Comprehensive income (loss)	$(3,278)	$(1,186)	$(8,756)	$(7,469)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Six Months Ending
	July 4, 2009	July 3, 2010

Cash flows from operating activities:
Net income (loss)	$(8,808)	$(7,361)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,947	10,097
Amortization of deferred financing charges	1,484	1,484
Net (gain) loss on sale of property, plant and equipment	269	22
Deferred income taxes	(5,442)	(95)
Non-cash stock-based compensation	596	609
Other non-cash charges	(1,228)	(965)
Net change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade accounts receivable	1,985	(7,080)
(Increase) decrease in inventory	10,670	(5,557)
(Decrease) increase in accounts payable and accrued liabilities	19,356	26,429
(Decrease) increase in other assets/liabilities	947	666

Net cash (used in) provided by operating activities	30,776	18,249

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,511)	(2,019)
Capitalized software costs	(70)	(441)
Proceeds from sale of property, plant and equipment	374	242

Net cash used in investing activities	(2,207)	(2,218)

Cash flows from financing activities:
Borrowings under revolving line-of-credit	—	48
Principal repayments on long-term debt	(974)	(970)

Net cash provided by (used in) financing activities	(974)	(922)

Net effects of exchange rates on cash	75	(36)

(Decrease) increase in cash and cash equivalents	27,670	15,073
Cash and cash equivalents, beginning of period	27,267	26,439

Cash and cash equivalents, end of period	$54,937	$41,512

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

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) are wholesale distributors and retailers of aftermarket automotive accessories and equipment, with operations servicing customers in all regions of the United States and provinces of Canada, as well as other various international locations. The Company’s fleet of over 300 trucks provide multi-day per week delivery and returns covering the 48 contiguous states and nine provinces of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 15,000 customers. The Company’s wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 20 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

During the second quarter of 2010, the Company determined that the net loss for the year ended January 2, 2010 was understated by $0.5 million due to an error in the accounting for incentive compensation. The Company concluded that this change was not material to its interim financial statements for 2010 or to the financial statements for any prior period based on the consideration of quantitative and qualitative factors. The recoding of this adjustment in the second quarter of 2010 increased the amount of compensation expense that would have occurred had the correction been recorded in the year ended January 2, 2010.

2.	Recent Accounting Pronouncements

Subsequent to the issuance of the Accounting Standards Codification (“ASC”), the FASB has released Accounting Standard Update (“ASU”) Numbers 2010-01 through 2010-21. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

On December 15, 2006, the SEC adopted measures to grant temporary relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these measures, the Company was required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase would have required the Company to provide an auditor’s report on internal control over financial reporting beginning with the Company’s fiscal year ending January 1, 2011.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This new law provides smaller companies and debt-only issuers with an immediate permanent exemption from the second phase of the Act. Accordingly, the Company will not be required to comply with the second phase of the Act.

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

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 26 weeks, respectively included in the three and six month periods ended July 3, 2010 and July 4, 2009.

Accounts Receivable

Accounts receivable result from the sales of goods or services on terms that provide for future payment. They are created when an invoice is generated and are reduced by payments received. Accounts receivable are primarily comprised of amounts due from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing accounts receivable and evaluating individual customer receivables, considering customer’s financial condition, credit history and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

A roll forward of the allowance for doubtful accounts is as follows:

(in thousands)

	July 4, 2009	July 3, 2010
Balance at beginning of period	$5,836	$4,563
Additions charged to earnings	2,331	146
Charge-offs, net of recoveries	(3,819)	(796)

Balance at end of period	$4,348	$3,913

Inventory Valuation

Inventories, consisting primarily of new purchased auto parts and accessories, are valued at the lower of cost or market with cost determined using the average cost method. The Company’s reported inventory cost consists of the cost of the product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company’s reported inventory cost is reduced for vendor rebates related to the performance of promotional activities. The Company maintains a reserve for potential losses for obsolete and slow moving inventory based on an evaluation of the realizable value of the levels of inventory that cannot be returned to vendors.

Share-Based Compensation

On November 11, 2009, the Company entered into agreements, approved by the Compensation Committee (the “Committee”) of the Board, adopting a new long-term incentive plan (the “LTIP”) for certain of the Company’s employees, officers and senior executives (collectively, “Employees”). The LTIP is comprised of two compensation elements: (a) amended and restated stock option grants to purchase Class A and Class L shares of Holdings (the “New Options”) that would replace existing options to purchase Class A and Class L shares of Holdings (the “Old Options”), and (b) a restricted cash bonus (the “Cash Bonuses” or individually “Cash Bonus”). The Committee offered Employees that had been granted Old Options with an exercise price higher than the current fair market valuation of Holdings Class A and Class L shares the opportunity to terminate and replace all of the Old Options they held with a certain number of New Options, the exercise price of which, as set by the Board, was substantially lower than the exercise prices of the Old Options. Prior to entering into the new agreements, total option grants of 15,199,461 and 1,688,829 of Class A and Class L Common Options were issued and outstanding. Sixty-eight Employees elected to receive New Options.

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

As a result of the offer, a total of 14,098,500 and 1,566,500 of stock option grants for the purchase of Class A and Class L common stock, respectively, were issued and 11,950,623 and 1,327,847 of Old Options for the purchase of Class A and Class L common stock, respectively, were cancelled. In accordance with the provisions of ASC Topic 718, “Share-Based Payments” (“Topic 718”), the Company accounted for the Amended and Restated Option agreements as a modification of the Old Option grants. Accordingly, the Company determined the fair value of the Old Options and of the New Options as of November 11, 2009 immediately before and after the modification, respectively. For purposes of determining period expense, the Company is using the pooling method over the remaining service life. For purposes of determining the fair value of these stock option awards, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

November 11, 2009 Grant Date
Dividend yield	0%
Volatility	33.00%
Risk free interest rate	3.01%
Remaining estimated lives (years) at November 11, 2009	6.00

During the three and six month periods ended July 3, 2010 and July 4, 2009, the Company recorded expense of $0.3 million and $0.6 million, respectively, for all share-based compensation.

Stock option awards as of July 3, 2010 and changes during the the fiscal period then ended were as follows:

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)
Outstanding, January 2, 2010 (2)	17,347,338
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 3, 2010 (2)	17,347,338	$0.08	5.7 years
Exercisable, April 3, 2010 (2)	3,248,838	$0.39
Outstanding, April 3, 2010 (2)	17,347,338
Granted	—
Exercised	—
Forfeited	(90,000)
Outstanding, July 3, 2010 (2)	17,257,338	$0.08	5.4 years
Exercisable, July 3, 2010 (2)	3,248,838	$0.39

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)
Outstanding, January 2, 2010 (2)	1,927,482
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 3, 2010 (2)	1,927,482	$12.94	5.7 years
Exercisable, April 3, 2010 (2)	360,982	$31.75
Outstanding, April 3, 2010 (2)	1,927,482
Granted	—
Exercised	—
Forfeited	(10,000)
Outstanding, July 3, 2010 (2)	1,917,482	$12.97	5.4 years
Exercisable, July 3, 2010 (2)	360,982	$31.75

(1) Weighted Average Remaining Contractual Life based on options that are accounted for under Topic 718.

(2) As of January 2, 2010, April 3, 2010, and July 3, 2010; there was no aggregate intrinsic value of the options.

Related to the LTIP’s second element of compensation, each Employee’s Cash Bonus is subject to the terms and conditions of an Incentive Bonus Agreement, which provided that the Cash Bonus, reduced for applicable federal, state and local taxes withheld was deposited into a securities account in the employees name and at Holdings’ discretion, used to purchase Notes. The Employee’s interest in the Notes held in his or her securities account, as well as interest payments allocable to such Notes, vest in one third increments on September 30 of 2010, 2011, 2012 or upon the repayment of the Notes or a sale of the Company, as defined in the Incentive Bonus Agreement, in each case provided that such employee remains employed by the company through the applicable vesting date.

The cost of the Cash Bonuses (including the change in the fair value of the purchased Notes) will be included in compensation expense during the Employee’s vesting period. Fifteen Employees have been granted Cash Bonuses under the plan.

Taxes

For the three and six month periods ended July 3, 2010 and July 4, 2009, the income tax benefit includes benefits for both the federal and state income taxes determined based on the current statutory rates. During the three and six month periods ended July 3, 2010, these benefits were largely offset by increases in the valuation allowance for operating loss carry forwards for both federal and state tax purposes.

The Company adopted the provisions of ASC Topic 740, “Income Taxes” at the beginning of its 2007 fiscal year. At July 3, 2010, the amount of the liability for unrecognized tax benefits was approximately $0.9 million, which decreased $0.2 million when compared to January 2, 2010. The decrease resulted from the lapse of certain applicable statute of limitations of prior years. All of the $0.9 million in liability for unrecognized tax benefits would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, as a number of years may elapse before uncertain tax positions are finally resolved, the Company believes that the unrecognized tax benefits reflect the most likely outcome. These unrecognized tax benefits, as well as the related interest, are adjusted in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash. Favorable resolution would be recognized as a reduction to income tax expense in the period of resolution.

Based upon the expiration of state statutes of limitations, the Company does not expect the total amount of unrecognized tax benefits to change significantly within the next twelve months. The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All U.S. federal income tax returns are now closed through fiscal year end 2007. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. During the quarter ended July 3, 2010, the Canadian Revenue Agency contacted the Company and indicated that it will commence an audit of the Company’s 2007 and 2008 fiscal years.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. The carrying value of the company’s debt related to the Credit Agreement and the Notes (as defined below in footnote No. 8 – Debt) was $391.5 million and $390.6 million at January 2, 2010 and July 3, 2010, respectively. The fair value at January 2, 2010 and July 3, 2010 was $223.6 million and $250.1 million, respectively.

4.	Segment Information

Based on the nature of the Company’s reportable operations, facilities and management structure, the Company considers its business to constitute two segments for financial reporting purposes, Distribution and Retail, as described below:

Distribution

The Distribution segment aggregates eight regions or operating segments that are economically similar, share a common class of customers and distribute the same products. One of the most important characteristics of this business segment is the Company’s hub-and-spoke distribution network. This segment distributes specialty automotive equipment for vehicles to specialty retailers/installers, and the distribution network is designed to meet the rapid delivery needs of customers. This network is comprised of: (i) four inventory stocking warehouse distribution centers, which are located in Exeter, Pennsylvania; Kansas City, Kansas; Austell, Georgia; and Corona, California; (ii) 24 non-inventory stocking cross-docks located throughout the East Coast, Southeast, Midwest, West Coast and parts of Canada; and (iii) a fleet of over 300 trucks, that provide multi-day per week delivery and returns along over 270 routes which cover 48 states and nine provinces of Canada. The four warehouse distribution centers hold the vast majority of the Distribution segment’s inventory and distribute merchandise to cross-docks in their respective regions for next-day or second-day delivery to customers. An alternative form of delivery for customers is drop-ship, which is shipping via third party delivery primarily to residential locations. The Distribution segment supplies the Retail segment; these intercompany sales are included in the amounts reported as net sales for the Distribution segment in the table below, and are eliminated to arrive at net sales to third parties.

Retail

The Retail segment of the business operates 20 retail stores in Pennsylvania under the A&A Auto Parts name. A&A stores sell replacement parts and specialty accessories to end-consumers and small jobbers. A&A stores are visible from high traffic areas and provide customers ease of access and drive-up parking. While a small part of the business, the retail operations allow the Company to stay close to end-consumer and product merchandising trends. A&A stores purchase their inventory from the Distribution segment.

Financial information for the two reportable segments is as follows:

(in thousands)	Three Months Ending		Six Months Ending
	July 4, 2009	July 3, 2010	July 4, 2009	July 3, 2010
Net Sales
Distribution	$128,133	$135,246	$246,347	$255,611
Retail	6,182	5,902	11,818	11,229
Elimination	(4,704)	(4,174)	(8,820)	(7,873)

Total	$129,611	$136,974	$249,345	$258,967

Interest expense
Distribution	$7,193	$7,099	$14,869	$14,379
Retail	—	—	—	—

Total	$7,193	$7,099	$14,869	$14,379

Depreciation & amortization
Distribution	$5,447	$5,028	$10,843	$10,004
Retail	52	45	104	93

Total	$5,499	$5,073	$10,947	$10,097

Income tax benefit (expense)
Distribution	$2,223	$138	$5,264	$368
Retail	166	—	433	—

Total	$2,389	$138	$5,697	$368

Net income (loss)
Distribution	$(3,182)	$(466)	$(8,203)	$(6,516)
Retail	(204)	(462)	(605)	(845)

Total	$(3,386)	$(928)	$(8,808)	$(7,361)

(in thousands)	Three Months Ending		Six Months Ending
	July 4, 2009	July 3, 2010	July 4, 2009	July 3, 2010
Capital Expenditures
Distribution	$1,512	$791	$2,572	$2,445
Retail	—	—	9	15

Total	$1,512	$791	$2,581	$2,460

Net sales in the U.S. as a percent of total sales decreased in the three and six month periods ended July 3, 2010 to approximately 80.4% and 82.1% from 84.6% and 86.9% for the three and six month periods ended July 4, 2009, respectively. At July 3, 2010 and January 2, 2010, approximately 98.6% and 99.6% of long-lived assets were in the U.S.

No customer accounted for more than 3.0% of sales for the six month periods ended July 3, 2010 and July 4, 2009.

5.	Other Intangibles—Net

Intangible assets are comprised of:

(in thousands)

	January 2, 2010
	Gross Carrying Value	Life	Accumulated Amortization	Intangible Assets, net
Retail trade name—A&A	$3,000	30	$(617)	$2,383
eServices trade name—DriverFX.com	1,000	15	(411)	589
Wholesale trade name—Keystone	50,000	30	(10,278)	39,722
Vendor agreements	60,249	17	(21,832)	38,417
Customer relationships—Reliable	17,000	20	(3,400)	13,600
Customer relationships—Keystone	100,752	17	(36,026)	64,726

Total	$232,001		$(72,564)	$159,437

	July 3, 2010
	Gross Carrying Value	Life	Accumulated Amortization	Intangible Assets, net
Retail trade name—A&A	$3,000	30	$(667)	$2,333
eServices trade name—DriverFX.com	1,000	15	(444)	556
Wholesale trade name—Keystone	50,000	30	(11,111)	38,889
Vendor agreements	60,249	17	(23,605)	36,644
Customer relationships—Reliable	17,000	20	(3,825)	13,175
Customer relationships—Keystone	100,752	17	(38,989)	61,763

Total	$232,001		$(78,641)	$153,360

Amortization expense related to intangible assets for each of the three and six month periods ended July 3, 2010 and July 4, 2009 was $3.0 million and $6.0 million, respectively.

6.	Related Party Transactions

On October 30, 2003, all of the outstanding stock of Keystone was acquired by Keystone Automotive Holdings, Inc. (“Holdings”), a newly formed company owned by (i) Bain Capital Partners, LLC (“Bain Capital”), (ii) its affiliates, (iii) co-investors and (iv) Company management (the “Transaction”). In connection with the Transaction, the Company entered into advisory agreements with Bain Capital and Advent International Corporation (“Advent”). The Bain Capital advisory agreement is for general executive and management services, merger, acquisition and divestiture assistance, analysis of financing alternatives and finance, marketing, human resource and other consulting services. For 2008 through 2013, the annual advisory fee is $3.0 million, plus reasonable out of pocket fees and expenses. Additionally, Bain Capital will receive upon the completion of any financing transaction, change in control transaction, material acquisition or divestiture by Holdings or its subsidiaries, a transaction fee equal to 1.0% of the total value of the transaction, plus reasonable out-of-pocket fees and expenses.

The Bain Capital advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement. Selling, general and administrative expense for both the three and six month periods ended July 3, 2010 and July 4, 2009 include a management fee expense related to this agreement of $0.8 million and $1.5 million, respectively. Included in accounts payable at July 4, 2009 was $1.5 million payable to Bain Capital. No such amount was payable at July 3, 2010.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million; subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced. Selling, general and administrative expense for the three and six month periods ended July 3, 2010 and July 4, 2009 include a management fee expense of less than $0.1 million to Advent. Included in accounts payable at July 3, 2010 and July 4, 2009 was less than $0.1 million payable to Advent.

The Company has transactions in the normal course of business with its principal stockholder’s affiliated companies. Included in selling, general and administrative expense for the periods ending July 3, 2010 and July 4, 2009 is approximately $2.9 million and $2.3 million, respectively for the purchase of fuel from Fleet Corp. During 2009, the Company entered into an agreement to purchase data processing equipment, software and related services from SunGard AvantGard. Included in property, plant and equipment at January 2, 2010 is approximately $0.3 million of assets purchased from SunGard AvantGard. Also included in selling, general and administrative expense for the periods ending July 3, 2010 and July 4, 2009, respectively is less than $0.1 million, for office supplies purchased from Staples Inc. Included in the accounts payable at July 3, 2010 and July 4, 2009, respectively is less than $0.1 million due to Staples Inc.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. Management does not expect the outcome of such matters to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on January 12, 2012. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or 0.25% to 0.75% over base rate based on undrawn availability. The Revolver includes a financial covenant that is applicable if borrowing availability is less than the greater of $8.0 million or ten percent of the borrowing base. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions, which are customary for facilities of this type. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s cash, receivables and inventory and a second priority security interest in the stock of the subsidiaries of the Company and all other assets of the Company and the guarantors under the Revolver. As of July 3, 2010, the Revolver had an outstanding balance of $28.3 million.

The 9.75% Senior Subordinated Notes, which mature on November 1, 2013, (the “Notes”) are fully and unconditionally guaranteed by each of the Company’s existing and future domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The Notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of the Company’s subsidiaries’ and guarantors’ existing and future senior debt.

As of July 3, 2010, under the Credit Agreement and the Notes, the Company had total indebtedness of $390.6 million and $41.2 million of borrowing availability as defined by the Revolver, subject to customary conditions.

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

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals,” “intend,” “believe,” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the section of this report entitled “Forward-Looking Statements” as well as the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 2, 2010 .

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

Distribution and Retail constitute our two business segments, which are more fully described below.

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

Operations Overview

For the three and six month period ended July 3, 2010, our net sales increased 5.7% and 3.9%, versus the three and six month periods ended July 4, 2009. Our Distribution segment generated $131.1 million and $247.8 million, or 95.7%, of our net sales in the three and six month period ended July 3, 2010, compared to $123.4 million, or 95.2%, and $237.5 million, or 95.3%, of our net sales in the three and six month period ended July 4, 2009. Our Retail segment generated $5.9 million and $11.2 million, or 4.3%, of our net sales in the three and six month periods ended July 3, 2010, compared to $6.2 million, or 4.8%, and $11.8 million, or 4.7%, of our net sales in the three and six month periods ended July 4, 2009.

Our net loss decreased by $2.5 million and $1.4 million, respectively, for the three and six month period ended July 3, 2010, to a net loss of $0.9 million and $7.4 million, respectively, compared to a net loss of $3.4 million and $8.8 million, respectively, for the three and six month period ended July 4, 2009. The three and six month periods ended July 3, 2010 were positively impacted by higher sales and gross margin, lower selling, general and administrative expense, and lower interest expense, partially offset by lower income tax benefit.

Items Affecting Comparability

Comparability between 2010 and 2009 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 26 weeks, respectively, included in the three and six month periods ended July 3, 2010 and July 4, 2009.

Results of Operations

Three Months Ended July 3, 2010 Compared to the Three Months Ended July 4, 2009

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended July 3, 2010 to the three months ended July 4, 2009:

	Three Months Ended
			Favorable /(Unfavorable)
(in thousands)	July 4, 2009	July 3, 2010	Dollar Change	Percent Change
Net sales	$129,611	$136,974	$7,363	5.7%
Cost of sales	(89,774)	(92,784)	(3,010)	(3.4)

Gross profit	39,837	44,190	4,353	10.9
Selling, general and administrative expenses	(38,324)	(38,185)	139	0.4
Net gain (loss) on sale of property, plant and equipment	(128)	(7)	121	*

Income (loss) from operations	1,385	5,998	4,613	*
Interest expense, net	(7,193)	(7,099)	94	1.3
Other income (expense), net	33	35	2	*

Income (loss) before income tax	(5,775)	(1,066)	4,709	*
Income tax (provision) benefit	2,389	138	(2,251)	*

Net income (loss)	(3,386)	(928)	2,458	*
Other comprehensive income (loss):
Foreign currency translation	108	(258)	(366)	*

Comprehensive income (loss)	$(3,278)	$(1,186)	$2,092	* %

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	July 4, 2009	July 3, 2010
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	(69.3)	(67.7)

Gross profit	30.7	32.3
Selling, general and adminstrative expenses	(29.5)	(27.9)
Net gain (loss) on sale of property, plant and equipment	(0.1)	(0.0)

Income (loss) from operations	1.1	4.4
Interest expense, net	(5.5)	(5.2)
Other income (expense), net	—	0.0

Income (loss) before income tax	(4.4)	(0.8)
Income tax (provision) benefit	1.8	0.1

Net income (loss)	(2.6)%	(0.7)%

Net Sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a provision for future returns.

Net sales for the quarter ended July 3, 2010 were $137.0 million, an increase of $7.4 million, or 5.7%, compared to $129.6 million for the same period in the prior year. The increase resulted primarily from double digit increases in net sales in our Canadian geography and single digit increases in our Dropship fulfillment operations (shipping via third party delivery primarily to residential locations), National Accounts (customers that participate in retail markets on a national or multi-region basis) and International geography. These increases were partially offset by single digit declines in our Northeast, Midwest and West Coast geographies. These declines, while smaller than in recent experience, resulted from a combination of continuing factors related to the ongoing economic recession, including continued elevated levels of unemployment, which we believe continues to negatively impact our business.

Gross Profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs, less amounts for vendor promotional support. Gross profit increased by $4.4 million, or 10.9%, from $39.8 million for the three month period ended July 4, 2009 to $44.2 million for the three month period ended July 3, 2010. The increase in gross profit resulted primarily from higher sales volumes. Gross margin was 32.3% for the three month period ended July 3, 2010 versus 30.7% for the three month period ended July 4, 2009. The increase in gross margin was due primarily to improved product sales mix.

Selling, General and Administrative Expenses. Included in selling, general and administrative expense are all non-product related operating expenses, including; warehouse, marketing, delivery, selling, depreciation and amortization, occupancy, information technology, and other general and administrative expenses, less certain amounts received from promotional activities. Selling, general and administrative expenses were $38.2 million, or 27.9%, and $38.3 million, or 29.5%, of net sales for the three month period ended July 3, 2010 and July 4, 2009, respectively. The lower quarter-over-quarter expenses resulted primarily from a decrease in bad debt expense and depreciation expense. These decreases were partially offset by increases in employee related costs and delivery fuel cost for the three month period ended July 3, 2010, as compared to the three month period ended July 4, 2009.

Interest Expense, Net. Interest expense decreased by $0.1 million, or 1.3%, to $7.1 million for the three months ended July 3, 2010 compared to $7.2 million for the same period in the prior year. The decrease is primarily related to a decrease in variable interest rates.

Income Tax Benefit / (Expense). The income tax benefit decreased by $2.3 million, to a benefit of $0.1 million for the three months ended July 3, 2010 from a benefit of $2.4 million for the three months ended July 4, 2009. Our effective tax benefit rate was 12.9% for the three months ended July 3, 2010 compared to an effective tax benefit rate of 41.4% for the three months ended July 4, 2009. This decrease in effective tax benefit rate is primarily due to the establishment of additional valuation allowances for operating loss carryforwards for federal and state income tax purposes during the fiscal 2010 period. Additionally, both the 2009 and 2010 periods included a benefit related to a reduction in the liability for unrecognized tax benefits due to the lapse of certain statute of limitations for prior periods.

Net Income / (Loss). Net loss decreased by $2.5 million to a loss of $0.9 million for the three months ended July 3, 2010, compared to a net loss of $3.4 million for the same period in the prior year. The decrease in the net loss is primarily attributed to the $4.4 million increase in gross profit, partially offset by the $2.3 million decrease in income tax benefit.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $7.6 million, or 6.2%, for the three months ended July 3, 2010 compared to the same period in the prior year. Net loss for the Distribution segment decreased by $2.7 million for the three months ended July 3, 2010 compared to the three months ended July 4, 2009. The decrease in net loss is due primarily to an increase in gross profit, partially offset by a decrease in income tax benefit.

The Retail segment’s sales decreased by $0.3 million, or 4.5%, for the three months ended July 3, 2010 compared to the same period in the prior year. The Retail segment’s net loss for the three month period ended July 3, 2010 increased $0.3 million compared to the same period in the prior year.

Six Months Ended July 3, 2010 Compared to the Six Months Ended July 4, 2009

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the six months ended July 3, 2010 to the six months ended July 4, 2009:

	Six Months Ended
			Favorable / (Unfavorable)
(in thousands)	July 4, 2009	July 3, 2010	Dollar Change	Percent Change
Net sales	$249,345	$258,967	$9,622	3.9%
Cost of sales	(169,758)	(176,029)	(6,271)	(3.7)

Gross profit	79,587	82,938	3,351	4.2
Selling, general and administrative expenses	(78,999)	(76,340)	2,659	3.4
Net gain (loss) on sale of property, plant and equipment	(269)	(22)	247	*

Income (loss) from operations	319	6,576	6,257	*
Interest expense, net	(14,869)	(14,379)	490	3.3
Other income (expense), net	45	74	29	*

Income (loss) before income tax	(14,505)	(7,729)	6,776	*
Income tax (provision) benefit	5,697	368	(5,329)	*

Net income (loss)	(8,808)	(7,361)	1,447	*
Other comprehensive income (loss):
Foreign currency translation	52	(108)	(160)	*

Comprehensive income (loss)	$(8,756)	$(7,469)	$1,287	* %

* Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Six Months Ended
	July 4, 2009	July 3, 2010
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	(68.1)	(68.0)

Gross profit	31.9	32.0
Selling, general and adminstrative expenses	(31.7)	(29.4)
Net gain (loss) on sale of property, plant and equipment	(0.1)	(0.0)

Income (loss) from operations	0.1	2.6
Interest expense, net	(5.9)	(5.6)
Other income (expense), net	0.0	0.0

Income (loss) before income tax	(5.8)	(3.0)
Income tax (provision) benefit	2.3	0.2

Net income (loss)	(3.5)%	(2.8)%

Net Sales. Net sales for the six months ended July 3, 2010 were $259.0 million, an increase of $9.7 million, or 3.9%, compared to $249.3 million for the same period in the prior year. The increase resulted primarily from double digit increases in net sales in our Canadian geography and single digit increases in our Dropship fulfillment operations (shipping via third party delivery primarily to residential locations) and International geography. These increases were partially offset by single digit declines in our Northeast, Midwest and West Coast geographies. These declines, while smaller than in recent experience, resulted from a combination of continuing factors related to the ongoing economic recession, including continued elevated levels of unemployment, which we believe continue to particularly impact our business.

Gross Profit. Gross profit increased by $3.3 million, or 4.2%, from $79.6 million for the six month period ended July 4, 2009 to $82.9 million for the six month period ended July 3, 2010. The increase in gross profit resulted primarily from higher sales volumes. Gross margin was 31.9% for the six month period ended July 4, 2009 versus 32.0% for the six month period ended July 3, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $79.0 million, or 31.7%, of sales for the six month period ended July 4, 2009 compared to $76.3 million or 29.4% of sales for the six month period ended July 3, 2010. The lower year-over-year expenses resulted primarily from decreases in bad debt expense, employee related costs, professional fees, depreciation expense and the absence of severance costs during the 2010 fiscal period that were included in 2009. These decreases were partially offset by higher expense due to increased delivery fuel cost and advertising and promotional expense.

Interest Expense, Net. Interest expense decreased by $0.5 million, or 3.3%, to $14.4 million for the six months ended July 3, 2010 compared to $14.9 million for the same period in the prior year. The decrease is primarily related to a decrease in variable interest rates.

Income Tax Benefit / (Expense). The income tax benefit decreased by $5.3 million, to a benefit of $0.4 million for the six months ended July 3, 2010 from a benefit of $5.7 million for the six months ended July 4, 2009. Our effective tax benefit rate was 4.8% for the six months ended July 3, 2010 compared to an effective tax benefit rate of 39.3% for the six months ended July 4, 2009. This decrease in effective tax benefit rate is primarily due to the establishment of additional valuation allowances for operating loss carryforwards for federal and state income tax purposes during the fiscal 2010 period. Additionally, both the 2009 and 2010 periods include a benefit related to a reduction in the liability for unrecognized tax benefits due to the lapse of certain statute of limitations for prior periods.

Net Income / (Loss). Net loss decreased by $1.4 million to a loss of $7.4 million for the six months ended July 3, 2010, compared to a loss of $8.8 million for the same period in the prior year. The decrease in the net loss is primarily attributed to the $3.3 million increase in gross profit, the $2.7 million decrease in selling, general and administrative expense and the $0.5 million decrease in interest expense; partially offset by the $5.3 million decrease in income tax benefit.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $10.3 million, or 4.3%, for the six months ended July 3, 2010 compared to the same period in the prior year. Net loss for the Distribution segment decreased by $1.7 million for the six months ended July 3, 2010 compared to the six months ended July 4, 2009. The decrease in net loss is due primarily to an increase in gross profit and decreases in selling, general and administrative expense and interest expense, partially offset by a decrease in the income tax benefit.

The Retail segment’s sales decreased by $0.6 million, or 5.0%, for the six months ended July 3, 2010 compared to the same period in the prior year. The Retail segment’s net loss for the six month period ended July 3, 2010 increased by $0.2 million compared to the same period in the prior year.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the six months ended July 3, 2010 was $18.2 million compared to net cash provided by operating activities of $30.8 million for the six months ended July 4, 2009. The decrease in net cash provided by operating activities resulted primarily from higher accounts receivable and inventory levels, partially offset by higher accounts payable levels. This decrease in cash for higher net operating assets employed in the business year-over-year was partially offset by a $6.0 million increase in net income adjusted for non-cash charges. Non-cash charges include depreciation and amortization, amortization of deferred financing charges, net gains or losses on sales of property, plant and equipment, deferred income taxes, non-cash stock-based compensation expense, and other non-cash charges.

Investing Activities. Net cash used in investing activities was $2.2 million for the period ended July 3, 2010 and for the period ended July 4, 2009.

Financing Activities. Net cash used by financing activities during the six month period ended July 3, 2010 was $0.9 million, compared to net cash used by financing activities during the same period ended July 4, 2009 of $1.0 million.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements provide the Company with operational flexibility and liquidity to meet its strategic and operational goals. As of July 3, 2010, we had $82.7 million in available cash and borrowing capacity under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements. Less frequent uses of cash can include payments of distributions to Holdings and acquisitions, which may be restricted under our Credit Agreement.

The Credit Agreement contains affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of properties and insurance, and conduct of business. The Credit Agreement also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, create liens, dispose of all or substantially all of their properties, including merging with another entity, incur debt, and make investments, including acquisitions. The Revolver includes a springing financial covenant if and when Excess Availability (as defined in the Credit Agreement) does not equal or exceed the greater of (x) ten percent of the then Applicable Borrowing Base (as defined in the Credit Agreement) and (y) $8.0 million, which requires the Consolidated Fixed Charge Ratio (as defined in the Credit Agreement) for the last four consecutive quarters to exceed 1.0 to 1.0. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions which are customary for facilities of this type.

Debt Service. The Term Loan is a secured $200.0 million facility (with an option to increase by an additional $25.0 million) guaranteed by Holdings and each domestic subsidiary of the Company. The applicable margin on the Term Loan is 3.50% over LIBOR or 2.50% over base rate. The Term Loan is secured by a first priority security interest in all machinery and equipment, real estate, intangibles and stock of the subsidiaries of the Company and Guarantors and a second priority security interest in the Company’s receivables and inventory.

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or 0.25% to 0.75% over base rate based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s cash, receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and Guarantors. As of July 3, 2010, our Revolver had an outstanding balance of $28.3 million.

The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). As of July 3, 2010, under the Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 (the “Notes”), we had total indebtedness of $390.6 million. As of July 3, 2010, we had $41.2 million of borrowing availability under the Revolver, subject to customary conditions.

The Notes are fully and unconditionally guaranteed by each of our existing and future domestic restricted subsidiaries, jointly and severally, on a senior subordinated basis. Interest on the Notes accrues at the rate of 9.75% per annum and is payable semi-annually in cash in arrears on May 1 and November 1, commencing on May 1, 2004. The Notes and the guarantees are unsecured senior subordinated obligations and will be subordinated to all of our subsidiaries’ and guarantors’ existing and future senior debt. If we cannot make payments required by the Notes, the subsidiary guarantors are required to make the payments.

Our Credit Agreement matures on January 12, 2012 and the Notes will mature on November 1, 2013. There can be no assurance that additional financing or refinancing will be available on these maturity dates, or when required by the Company. There can also be no assurance that any additional financing or refinancing, if available, will be at terms satisfactory to the Company. See the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Capital Expenditures. We expect to spend approximately $6.0 to $7.0 million on capital expenditures in 2010. Through the six months ended July 3, 2010, $2.5 million was spent on capital expenditures inclusive of property, plant and equipment and capitalized software costs. Although the Credit Agreement contains restrictions on the total amount of our annual capital expenditures, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate for our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $127.7 million at July 3, 2010 and $127.4 million at January 2, 2010. We maintain sizable inventory in order to help secure our position as a critical link in the industry between vendors and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, as we typically build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

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

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of July 3, 2010.

(in millions)

	Payments Due by Period
	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations
Term loan	$1.9	$185.4	$—	$—	$187.3
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	28.3	—	—	28.3
Operating lease obligations	5.4	8.9	5.9	2.4	22.6
Advisory service fees (1)	3.1	6.2	1.5	—	10.8
Interest on indebtedness (2)	24.4	36.1	5.8	—	66.3

Total contractual cash obligations (3)	$34.8	$264.9	$188.2	$2.4	$490.3

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

(2)    Represents interest on the Notes and interest on the senior credit facility assuming LIBOR of 0.2%. Each increase or decrease in LIBOR of 100 basis points would result in an increase or decrease in annual interest expense on the senior credit facilities of $2.2 million assuming outstanding indebtedness of $215.6 million under our senior credit facilities.

(3)    The obligations above exclude $0.9 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with ASC Topic 740, “Income Taxes”. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all. See Note 3 to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information on the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

Subsequent to the issuances of the Accounting Standards Codification (“ASC”), the FASB has released Accounting Standard Update (“ASU”) Numbers 2010-01 through 2010-21. The Company has reviewed each of these updates and determined that none will have a material impact on the Company’s financial statements.

On December 15, 2006, the SEC adopted measures to grant temporary relief to non-accelerated filers, including the Company, by extending the date of required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”). Under these measures, the Company was required to comply with the Act in two phases. The first phase was completed for the Company’s fiscal year ending December 29, 2007 and required the Company to furnish a management report on internal control over financial reporting. The second phase would have required the Company to provide an auditor’s report on internal control over financial reporting beginning with our fiscal year ending January 1, 2011.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This new law provides smaller companies and debt-only issuers with an immediate permanent exemption from the second phase of the Act; the internal control audit requirements. Accordingly, the Company will not be required to comply with the second phase of the Act.

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

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. We use a fleet of trucks to deliver specialty automotive equipment parts to our customers. While recently moderated, the general upward trend in the cost of fuel over the past several years has caused us to incur increased costs in operating our fleet.

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance its debt and replace the Company’s existing senior secured credit agreement. As of July 3, 2010, the Company’s total indebtedness under the Credit Agreement and the Notes was $390.6 million with approximately $187.3 million outstanding under the Term Loan, $28.3 million outstanding under the Revolver and $175 million in aggregate principal amount outstanding under the Notes. As of July 3, 2010, our exposure to changes in interest rates is related to the Term Loan and the Revolver of $215.6 million which provides for quarterly principal and interest payments at LIBOR plus the applicable margin and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.2 million change to interest expense. The interest rate on the Notes is fixed at 9.75%.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in Exeter Township, Pennsylvania, on August 11, 2010.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ RICHARD S. PARADISE
Richard S. Paradise
Chief Financial Officer and Executive Vice President