Form 10-Q
period 2010-10-02
KEYSTONE AUTOMOTIVE OPERATIONS INC
filed 2010-11-15
CIK 1058198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 2010

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

As of November 15, 2010, Keystone Automotive Holdings, Inc. owns 100% of the registrant’s common stock.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD

ENDED OCTOBER 2, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in Thousands)

	January 2, 2010	October 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,439	$40,659
Trade accounts receivable, net of allowance for doubtful accounts of $4,563 and $3,379 respectively	29,344	32,609
Inventories	100,105	108,335
Deferred tax assets	6,553	7,504
Prepaid expenses and other current assets	4,575	3,636

Total current assets	167,016	192,743
Property, plant and equipment, net	42,578	38,997
Deferred financing costs, net	5,374	3,148
Capitalized software, net	130	181
Intangible assets, net	159,437	150,322
Other assets	3,420	2,452

Total assets	$377,955	$387,843

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,280	$30,920
Accrued interest	3,655	7,967
Accrued compensation	5,954	8,035
Accrued expenses	9,824	13,720
Current maturities of long-term debt	1,945	1,941

Total current liabilities	39,658	62,583
Long-term debt	389,599	388,144
Other long-term liabilities	2,988	2,138
Deferred tax liabilities	6,859	8,611

Total liabilities	439,104	461,476

Shareholder’s equity
Common stock, par value of $0.01 per share: authorized/issued 1,000 in 2003	—	—
Contributed capital	192,729	193,280
Accumulated income (deficit)	(254,569)	(267,739)
Accumulated other comprehensive income	691	826

Total shareholder’s equity	(61,149)	(73,633)

Total liabilities and shareholder’s equity	$377,955	$387,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ending		Nine Months Ending
	October 3, 2009	October 2, 2010	October 3, 2009	October 2, 2010
Net sales	$116,615	$123,311	$365,960	$382,278

Cost of sales	(80,645)	(83,827)	(250,403)	(259,856)

Gross profit	35,970	39,484	115,557	122,422

Selling, general and administrative expenses	(36,315)	(38,279)	(115,314)	(114,619)

Net gain (loss) on sale of property, plant and equipment	(44)	(13)	(313)	(35)

Income (loss) from operations	(389)	1,192	(70)	7,768

Interest expense, net	(7,102)	(6,990)	(21,971)	(21,369)

Other income (expense), net	30	86	75	160

Income (loss) before income tax	(7,461)	(5,712)	(21,966)	(13,441)

Income tax (provision) benefit	(15)	(97)	5,682	271

Net income (loss)	(7,476)	(5,809)	(16,284)	(13,170)

Other comprehensive income (loss):

Foreign currency translation	242	243	294	135

Comprehensive income (loss)	$(7,234)	$(5,566)	$(15,990)	$(13,035)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Nine Months Ending
	October 3, 2009	October 2, 2010
Cash flows from operating activities:
Net income (loss)	$(16,284)	$(13,170)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,254	15,177
Amortization of deferred financing charges	2,226	2,226
Net (gain) loss on sale of property, plant and equipment	313	35
Deferred income taxes	(5,487)	801
Non-cash stock-based compensation	895	906
Other non-cash charges	(2,044)	(1,849)
Net change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade accounts receivable	8,779	(2,081)
(Increase) decrease in inventory	7,243	(7,571)
(Decrease) increase in accounts payable and accrued liabilities	27,022	22,075
(Decrease) increase in other assets/liabilities	1,963	2,189

Net cash (used in) provided by operating activities	40,880	18,738

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,844)	(2,817)
Capitalized software costs	(160)	(567)
Proceeds from sale of property, plant and equipment	420	346

Net cash used in investing activities	(2,584)	(3,038)

Cash flows from financing activities:
Borrowings under revolving line-of-credit	—	48
Repayments under revolving line-of-credit	—	(48)
Principal repayments on long-term debt	(1,460)	(1,455)

Net cash provided by (used in) financing activities	(1,460)	(1,455)

Net effects of exchange rates on cash	198	(25)

(Decrease) increase in cash and cash equivalents	37,034	14,220
Cash and cash equivalents, beginning of period	27,267	26,439

Cash and cash equivalents, end of period	$64,301	$40,659

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

Subsequent to the issuance of the Accounting Standards Codification (“ASC”), the FASB has released Accounting Standard Update (“ASU”) Numbers 2010-01 through 2010-26. The Company has reviewed each of these updates and determined that none have had or will have a material impact on the Company’s financial statements.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This new law provides smaller companies and debt-only issuers with an immediate permanent exemption from the second phase of the Act. Accordingly, the Company will not be required to comply with the second phase of the Act.

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

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 39 weeks, respectively included in the three and nine month periods ended October 2, 2010 and October 3, 2009.

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

A roll forward of the allowance for doubtful accounts is as follows:

(in thousands)

	October 3, 2009	October 2, 2010
Balance at beginning of period	$5,836	$4,563
Additions charged to earnings	2,619	(99)
Charge-offs, net of recoveries	(4,349)	(1,085)

Balance at end of period	$4,106	$3,379

Inventory Valuation

Inventories, consisting primarily of new purchased auto parts and accessories, are valued at the lower of cost or market with cost determined using the average cost method. The Company’s reported inventory cost consists of the cost of the product and certain costs incurred to bring inventory to its existing condition and location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company’s reported inventory cost is reduced for vendor rebates related to the performance of promotional activities. The Company maintains a reserve for potential losses for obsolete and slow moving inventory based on an evaluation of the realizable value of the levels of inventory that cannot be returned to suppliers.

Share-Based Compensation

On November 11, 2009, the Company entered into agreements (the “Amended and Restated Option Grant Agreements” and the “Incentive Bonus Agreement”), approved by the Compensation Committee (the “Committee”) of the Board, adopting a new long-term incentive plan (the “LTIP”) for certain of the Company’s employees, officers and senior executives (collectively, “Employees”). The LTIP is comprised of two compensation elements: (a) amended and restated stock option grants to purchase Class A and Class L shares of Holdings (as defined below) (the “New Options”) that would replace existing options to purchase Class A and Class L shares of Holdings (the “Old Options”), and (b) a restricted cash bonus (collectively, the “Cash Bonuses” or each individually, a “Cash Bonus”). The Committee offered Employees that had been granted Old Options with an exercise price higher than the current fair market valuation of Holdings Class A and Class L shares the opportunity to terminate and replace all of the Old Options they held with a certain number of New Options, the exercise price of which, as set by the Board, was substantially lower than the exercise prices of the Old Options. Prior to entering into the new agreements, total option grants of 15,199,461 and 1,688,829 of Class A and Class L Common Options were issued and outstanding. Sixty-eight Employees elected to receive New Options.

Each Employee’s New Options vest in one-third increments on September 30, 2010, 2011, and 2012, provided that such Employee is employed by the Company at the time of the relevant vesting date. All of an Employee’s New Options will vest upon a Sale of the Company, as defined in the Amended and Restated Option Grant Agreements, provided that such Employee is employed by the Company at the time of a Sale of the Company. In determining to issue the New Options, the Committee considered the fact that the Old Options had exercise prices well above the current fair market valuation of the Class A and Class L shares of Holdings and, therefore, no longer provided sufficient incentives for Employees and determined that issuing the New Options was in the best interest of the Company, Holdings, stockholders and other stakeholders.

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

During the three and nine month periods ended October 2, 2010 and October 3, 2009, the Company recorded expense of $0.3 million and $0.9 million, respectively, for all share-based compensation.

Stock option awards as of October 2, 2010 and changes during the fiscal period then ended were as follows:

	Class A Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)
Outstanding, January 2, 2010 (2)	17,347,338
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 3, 2010 (2)	17,347,338	$0.08	5.7 years
Exercisable, April 3, 2010 (2)	3,248,838	$0.39
Outstanding, April 4, 2009 (2)	17,347,338
Granted	—
Exercised	—
Forfeited	(90,000)
Outstanding, July 3, 2010 (2)	17,257,338	$0.08	5.4 years
Exercisable, July 3, 2010 (2)	3,248,838	$0.39
Outstanding, July 3, 2010 (2)	17,257,338
Granted	—
Exercised	—
Forfeited	—
Outstanding, October 2, 2010 (2)	17,257,338	$0.08	5.1 years
Exercisable, October 2, 2010 (2)	7,918,338	$0.17

	Class L Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (1)
Outstanding, January 2, 2010 (2)	1,927,482
Granted	—
Exercised	—
Forfeited	—
Outstanding, April 3, 2010 (2)	1,927,482	$12.94	5.7 years
Exercisable, April 3, 2010 (2)	360,982	$31.75
Outstanding, April 3, 2010 (2)	1,927,482
Granted	—
Exercised	—
Forfeited	(10,000)
Outstanding, July 3, 2010 (2)	1,917,482	$12.97	5.4 years
Exercisable, July 3, 2010 (2)	360,982	$31.75
Outstanding, July 3, 2010 (2)	1,917,482
Granted	—
Exercised	—
Forfeited	—
Outstanding, October 2, 2010 (2)	1,917,482	$12.97	5.1 years
Exercisable, October 2, 2010 (2)	879,815	$18.10

(1) Weighted Average Remaining Contractual Life based on options that are accounted for under Topic 718.

(2) As of January 2, 2010, April 3, 2010, July 3, 2010 and October 2, 2010; there was no aggregate intrinsic value of the options.

Each Employee’s Cash Bonus is subject to the terms and conditions of an Incentive Bonus Agreement, which provides that such Cash Bonus reduced for applicable federal, state and local taxes withheld deposited into a securities account in the Employee’s name, and at Holdings’ discretion, used to purchase Notes (as defined herein). The Employee’s interest in the Notes held in his or her securities account, as well as interest payments allocable to such Notes, vest in one third increments, primarily, on September 30 of 2010, 2011, 2012, or upon the repayment of the Notes or a sale of the Company (as defined in the Incentive Bonus Agreement), in each case, provided that such Employee remains employed by the Company through the applicable vesting date. As of the quarter ended October 2, 2010, one third of the Employee’s interest in the Notes have vested; in accordance with the terms of the Incentive Bonus Agreement.

The cost of the Cash Bonuses (including the change in the fair value of the purchased Notes) will be included in compensation expense during the Employee’s vesting period. Fifteen Employees have been granted Cash Bonuses under the LTIP. Compensation expense under the Incentive Bonus Agreement for the three and nine month periods ended October 2, 2010 was $0.2 million and $0.8 million, respectively.

Taxes

For the three and nine month periods ended October 2, 2010 and October 3, 2009, the income tax (provision) / benefit includes benefits for both the federal and state income taxes determined based on the current statutory rates. Additionally, each of these periods included a benefit related to a reduction in the liability for unrecognized tax benefits due to the lapse of certain statute of limitations for prior periods. During the three month periods of 2010 and 2009 and during the nine month period of 2010, these benefits were primarily offset by increases in the valuation allowance for operating loss carry forwards for both federal and state tax purposes.

The Company adopted the provisions of ASC Topic 740, “Income Taxes” at the beginning of its 2007 fiscal year. At October 2, 2010, the amount of the liability for unrecognized tax benefits was approximately $0.5 million, which decreased $0.6 million when compared to January 2, 2010. The decrease resulted from the lapse of certain applicable statute of limitations of prior years. All of the $0.5 million in liability for unrecognized tax benefits would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

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

Based upon the expiration of state statutes of limitations, the Company does not expect the total amount of unrecognized tax benefits to change significantly within the next twelve months. The Company files income tax returns in the U.S. for federal and various state jurisdictions and in Canada for federal and provincial jurisdictions. All U.S. federal income tax returns are now closed through fiscal year end 2007. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have a limited number of state income tax returns in the process of examination. During the quarter ended October 2, 2010, the Canadian Revenue Agency began an audit of the Company’s 2007 and 2008 fiscal years.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. The carrying value of the company’s debt related to the Credit Agreement and the Notes (as defined below in footnote No. 8 – Debt) was $391.5 million and $390.1 million at January 2, 2010 and October 2, 2010, respectively. The fair value at January 2, 2010 and October 2, 2010 was $223.6 million and $255.0 million, respectively.

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

Financial information for the two reportable segments is as follows:

(in thousands)	Three Months Ending		Nine Months Ending
	October 3, 2009	October 2, 2010	October 3, 2009	October 2, 2010
Net Sales
Distribution	$114,395	$121,649	$360,742	$377,340
Retail	5,441	5,647	17,259	16,876
Elimination	(3,221)	(3,985)	(12,041)	(11,938)

Total	$116,615	$123,311	$365,960	$382,278

Interest expense
Distribution	$(7,102)	$(6,990)	$(21,971)	$(21,369)
Retail	—	—	—	—

Total	$(7,102)	$(6,990)	$(21,971)	$(21,369)

Depreciation & amortization
Distribution	$5,256	$5,035	$16,098	$15,039
Retail	52	45	156	138

Total	$5,308	$5,080	$16,254	$15,177

Income tax benefit (expense)
Distribution	$(56)	$(97)	$5,208	$271
Retail	41	—	474	—

Total	$(15)	$(97)	$5,682	$271

Net income (loss)
Distribution	$(6,992)	$(5,053)	$(15,186)	$(11,569)
Retail	(484)	(756)	(1,098)	(1,601)

Total	$(7,476)	$(5,809)	$(16,284)	$(13,170)

(in thousands)	Three Months Ending		Nine Months Ending
	October 3, 2009	October 2, 2010	October 3, 2009	October 2, 2010
Capital Expenditures
Distribution	$423	$924	$2,987	$3,369
Retail	—	—	17	15

Total	$423	$924	$3,004	$3,384

Net sales in the U.S. as a percent of total sales decreased in the three and nine month periods ended October 2, 2010 to approximately 81.9% and 82.0% from 83.8% and 85.8% for the three and nine month periods ended October 3, 2009, respectively. At October 2, 2010 and January 2, 2010, approximately 98.7% and 99.6% of long-lived assets were in the U.S.

No customer accounted for more than 3.0% of sales for the nine month periods ended October 2, 2010 and October 3, 2009.

5.	Other Intangibles—Net

Intangible assets are comprised of:

(in thousands)

	January 2, 2010
	Gross Carrying Value	Life	Accumulated Amortization	Intangible Assets, net
Retail trade name—A&A	$3,000	30	$(617)	$2,383
eServices trade name—DriverFX.com	1,000	15	(411)	589
Wholesale trade name—Keystone	50,000	30	(10,278)	39,722
Vendor agreements	60,249	17	(21,832)	38,417
Customer relationships—Reliable	17,000	20	(3,400)	13,600
Customer relationships—Keystone	100,752	17	(36,026)	64,726

Total	$232,001		$(72,564)	$159,437

	October 2, 2010
	Gross Carrying Value	Life	Accumulated Amortization	Intangible Assets, net
Retail trade name—A&A	$3,000	30	$(692)	$2,308
eServices trade name—DriverFX.com	1,000	15	(461)	539
Wholesale trade name—Keystone	50,000	30	(11,528)	38,472
Vendor agreements	60,249	17	(24,491)	35,758
Customer relationships—Reliable	17,000	20	(4,037)	12,963
Customer relationships—Keystone	100,752	17	(40,471)	60,281

Total	$232,001		$(81,679)	$150,322

Amortization expense related to intangible assets for each of the three and nine month periods ended October 2, 2010 and October 3, 2009 was $3.0 million and $9.0 million, respectively.

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

The Bain Capital advisory services agreement has an initial term ending on December 31, 2013, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination; provided, however, that if the advisory agreement is terminated due to a change in control or an initial public offering of the Company or Holdings prior to the end of its term, then Bain Capital will be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital receives customary indemnities under the advisory agreement. Selling, general and administrative expense for both the three and nine month periods ended October 2, 2010 and October 3, 2009 include a management fee expense related to this agreement of $0.8 million and $2.3 million, respectively. Included in accounts payable at October 2, 2010 and October 3, 2009 was $0.8 million and $2.3 million, respectively, payable to Bain Capital.

The Advent advisory agreement covers general executive and management services, assistance with acquisition and divestitures, assistance with financial alternatives and other services. The Advent annual advisory services fee is $0.1 million; subject to pro-rata reduction should the Bain Capital annual advisory services fee be reduced. Selling, general and administrative expense for the three and nine month periods ended October 2, 2010 and October 3, 2009 include a management fee expense of less than $0.1 million to Advent. Included in accounts payable at October 3, 2009 was less than $0.1 million payable to Advent. No such amount was due at October 2, 2010.

The Company has transactions in the normal course of business with its principal stockholder’s affiliated companies. Included in selling, general and administrative expense for the periods ending October 2, 2010 and October 3, 2009 is approximately $4.3 million and $3.6 million, respectively for the purchase of fuel from FleetCor Included in the accounts payable at October 2, 2010 and October 3, 2009, respectively, is $0.1 million due to FleetCor. During 2009, the Company entered into an agreement to purchase data processing equipment, software and related services from SunGard AvantGard. Included in property, plant and equipment at October 2, 2010 and January 2, 2010 is approximately $0.3 million of assets purchased from SunGard AvantGard. Also included in selling, general and administrative expense for the periods ending October 2, 2010 and October 3, 2009, respectively is less than $0.1 million, for office supplies purchased from Staples Inc. Included in the accounts payable at October 2, 2010 and October 3, 2009, respectively is less than $0.1 million due to Staples Inc.

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

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The Revolver will mature on January 12, 2012. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or 0.25% to 0.75% over base rate based on undrawn availability. The Revolver includes a financial covenant that is applicable if borrowing availability is less than the greater of $8.0 million or ten percent of the borrowing base. As of October 2, 2010 and for all previous periods from inception of the Revolver, this financial covenant has not been applicable. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions, which are customary for facilities of this type. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s cash, receivables and inventory and a second priority security interest in the stock of the subsidiaries of the Company and all other assets of the Company and the guarantors under the Revolver. As of October 2, 2010, the Revolver had an outstanding balance of $28.3 million. Subsequently, on October 21, 2010, the Company borrowed an additional $20.0 million under the Revolver.

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

As of October 2, 2010, under the Credit Agreement and the Notes, the Company had total indebtedness of $390.1 million and $39.4 million of borrowing availability as defined by the Revolver, subject to customary conditions.

Due to its high degree of leverage, the Company is exploring the possibility of restructuring its debt obligations and has engaged financial and legal advisors in order to assist in considering all available alternatives in that regard. In the three and nine month periods ended October 2, 2010, the Company has incurred fees of approximately $1.0 million and $1.5 million, respectively, for these advisors which is classified as Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). There can be no assurance that the Company will be successful in restructuring the debt obligations or that any restructuring taken will not impair the rights of debt holders.

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

Overview

General Business Overview

Keystone Automotive Operations, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) are wholesale distributors and retailers of aftermarket automotive accessories and equipment, operating in all regions of the United States and provinces of Canada, as well as other various international locations. The Company’s fleet of over 300 trucks provide multi-day per week delivery and returns covering the 48 contiguous states and nine provinces of Canada. The Company sells and distributes specialty automotive products, such as light truck/SUV accessories, car accessories and trim items, specialty wheels, tires and suspension parts, and high performance products to a fragmented base of approximately 15,000 customers. The Company’s wholesale operations include an electronic service strategy providing customers the ability to view inventory and place orders via its proprietary electronic catalog. The Company also operates 20 retail stores in Pennsylvania. The Company’s corporate headquarters is in Exeter, Pennsylvania.

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

Operations Overview

For the three and nine month period ended October 2, 2010, our net sales increased 5.7% and 4.5%, versus the three and nine month periods ended October 3, 2009. Our Distribution segment generated $117.7 million, or 95.4%, and $365.4 million, or 95.6%, of our net sales in the three and nine month period ended October 2, 2010, compared to $111.2 million, and $348.7 million, or 95.3%, of our net sales in each of the three and nine month periods ended October 3, 2009. Our Retail segment generated $5.6 million, or 4.6% and $16.9 million, or 4.4%, of our net sales in the three and nine month periods ended October 2, 2010, compared to $5.4 million and $17.3 million, or 4.7%, of our net sales in each of the three and nine month periods ended October 3, 2009.

Our net loss decreased by $1.7 million and $3.1 million, respectively, for the three and nine month period ended October 2, 2010, to a net loss of $5.8 million and $13.2 million, respectively, compared to a net loss of $7.5 million and $16.3 million, respectively, for the three and nine month period ended October 3, 2009. The three month period ended October 2, 2010 was positively impacted by higher sales and gross margin, and lower interest expense, partially offset by higher selling, general and administrative expense and higher income tax expense. The nine month period ended October 2, 2010 was positively impacted by higher sales and gross margin, lower selling, general and administrative expense, and lower interest expense, partially offset by lower income tax benefit.

Items Affecting Comparability

Comparability between 2010 and 2009 periods

The Company operates on a 52/53-week year basis with the year ending on the Saturday nearest December 31. There are 13 and 39 weeks, respectively, included in the three and nine month periods ended October 2, 2010 and October 3, 2009.

Results of Operations

Three Months Ended October 2, 2010 Compared to the Three Months Ended October 3, 2009

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the three months ended October 2, 2010 to the three months ended October 3, 2009:

	Three Months Ended
			Favorable / (Unfavorable)
(in thousands)	October 3, 2009	October 2, 2010	Dollar Change	Percent Change
Net sales	$116,615	$123,311	$6,696	5.7%
Cost of sales	(80,645)	(83,827)	(3,182)	(3.9)

Gross profit	35,970	39,484	3,514	9.8
Selling, general and administrative expenses	(36,315)	(38,279)	(1,964)	(5.4)
Net gain (loss) on sale of property, plant and equipment	(44)	(13)	31	*

Income (loss) from operations	(389)	1,192	1,581	*
Interest expense, net	(7,102)	(6,990)	112	1.6
Other income (expense), net	30	86	56	*

Income (loss) before income tax	(7,461)	(5,712)	1,749	*
Income tax (provision) benefit	(15)	(97)	(82)	*

Net income (loss)	(7,476)	(5,809)	1,667	*
Other comprehensive income (loss):
Foreign currency translation	242	243	1	*

Comprehensive income (loss)	$(7,234)	$(5,566)	$1,668	* %

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Three Months Ended
	October 3, 2009	October 2, 2010
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	(69.2)	(68.0)

Gross profit	30.8	32.0
Selling, general and administrative expenses	(31.1)	(31.0)
Net gain (loss) on sale of property, plant and equipment	(0.0)	(0.0)

Income (loss) from operations	(0.3)	1.0
Interest expense, net	(6.1)	(5.7)
Other income (expense), net	0.0	0.1

Income (loss) before income tax	(6.4)	(4.6)
Income tax (provision) benefit	(0.0)	(0.1)

Net income (loss)	(6.4)%	(4.7)%

Net sales. Net sales represent the sales of product and promotional items, fees, and all shipping and handling costs paid by customers, less any customer-related incentives and a provision for future returns.

Net sales for the quarter ended October 2, 2010 were $123.3 million, an increase of $6.7 million, or 5.7%, compared to $116.6 million for the same period in the prior year. The increase resulted primarily from double digit increases in net sales in our Canadian geography and in our export and other developing markets business, and single digit increases in our Midwest and West Coast geographies and in our National Accounts (i.e. customers that participate in retail markets on a national or multi-region basis). Our Northeast geography was flat year over year. These increases were partially offset by a low single digit decline in our Dropship fulfillment operations (shipping via third party delivery primarily to residential locations).

Gross profit. Gross profit represents net sales less the cost of sales. In addition to product costs, cost of sales includes third-party delivery costs, less amounts for vendor promotional support. Gross profit increased by $3.5 million, or 9.8%, from $36.0 million for the three month period ended October 3, 2009 to $39.5 million for the three month period ended October 2, 2010. The increase in gross profit resulted both from higher sales volumes and gross margins. Gross margin was 32.0% for the three month period ended October 2, 2010 versus 30.8% for the three month period ended October 3, 2009. The increase in gross margin was primarily due to improved product sales mix.

Selling, general and administrative expenses. Included in selling, general and administrative expense are all non-product related operating expenses, including; warehouse, marketing, delivery, selling, depreciation and amortization, occupancy, information technology, and other general and administrative expenses, less certain amounts received from promotional activities. Selling, general and administrative expenses were $38.3 million, or 31.0%, and $36.3 million, or 31.1%, of net sales for the three month period ended October 2, 2010 and October 3, 2009, respectively. The higher quarter-over-quarter expenses resulted primarily from an increase in employee related cost, delivery fuel cost, professional fees and promotional advertising. These increases were partially offset by decreases in bad debt expense, depreciation expense and integration cost for the three month period ended October 2, 2010, as compared to the three month period ended October 3, 2009.

Interest expense, net. Interest expense decreased by $0.1 million, or 1.6%, to $7.0 million for the three months ended October 2, 2010 compared to $7.1 million for the same period in the prior year.

Income tax (provision) / benefit. The income tax expense increased approximately $0.1 million for the three months ended October 2, 2010 compared to the three months ended October 3, 2009. Our effective tax rate was 1.7% for the three months ended October 2, 2010 compared to an effective tax rate of 0.2% for the three months ended October 3, 2009. Both the 2009 and 2010 periods included a benefit related to a reduction in the liability for unrecognized tax benefits due to the lapse of certain statute of limitations for prior periods. This benefit and the net operating loss benefit generated were offset by additional valuation allowances established for net operating loss carryforwards for federal and state income tax purposes.

Net income / (loss). Net loss decreased by $1.7 million to a loss of $5.8 million for the three months ended October 2, 2010, compared to a net loss of $7.5 million for the same period in the prior year. The decrease in the net loss is primarily attributed to the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $6.5 million, or 5.8%, for the three months ended October 2, 2010 compared to the same period in the prior year. Net loss for the Distribution segment decreased by $1.9 million for the three months ended October 2, 2010 compared to the three months ended October 3, 2009. The decrease in net loss is due primarily to an increase in sales and gross margin, partially offset by an increase in selling, general and administrative expense.

The Retail segment’s sales increased by $0.2 million, or 3.8%, for the three months ended October 2, 2010 compared to the same period in the prior year. The Retail segment’s net loss for the three month period ended October 2, 2010 increased $0.3 million compared to the same period in the prior year.

Nine Months Ended October 2, 2010 Compared to the Nine Months Ended October 3, 2009

The tables and discussion presented below are based on the consolidated operations of the Company, except where otherwise noted. The table below summarizes our operating performance and sets forth a comparison of the nine months ended October 2, 2010 to the nine months ended October 3, 2009:

	Nine Months Ended
	October 3, 2009	October 2, 2010	Favorable / (Unfavorable)
(in thousands)			Dollar Change	Percent Change
Net sales	$365,960	$382,278	$16,318	4.5%
Cost of sales	(250,403)	(259,856)	(9,453)	(3.8)

Gross profit	115,557	122,422	6,865	5.9
Selling, general and administrative expenses	(115,314)	(114,619)	695	0.6
Net gain (loss) on sale of property, plant and equipment	(313)	(35)	278	*

Income (loss) from operations	(70)	7,768	7,838	*
Interest expense, net	(21,971)	(21,369)	602	2.7
Other income (expense), net	75	160	85	*

Income (loss) before income tax	(21,966)	(13,441)	8,525	*
Income tax (provision) benefit	5,682	271	(5,411)	*

Net income (loss)	(16,284)	(13,170)	3,114	*
Other comprehensive income (loss):
Foreign currency translation	294	135	(159)	*

Comprehensive income (loss)	$(15,990)	$(13,035)	$2,955	* %

*	Percentage change intentionally left blank.

The following table provides additional information setting forth the percentages of net sales that certain items of operating results constitute for the periods indicated:

	Nine Months Ended
	October 3, 2009	October 2, 2010
Statement of operations data:
Net sales	100.0%	100.0%
Cost of sales	(68.4)	(68.0)

Gross profit	31.6	32.0
Selling, general and administrative expenses	(31.5)	(30.0)
Net gain (loss) on sale of property, plant and equipment	(0.1)	(0.0)

Income (loss) from operations	(0.0)	2.0
Interest expense, net	(6.0)	(5.5)
Other income (expense), net	0.0	0.0

Income (loss) before income tax	(6.0)	(3.5)
Income tax (provision) benefit	1.6	0.1

Net income (loss)	(4.4)%	(3.4)%

Net sales. Net sales for the nine months ended October 2, 2010 were $382.3 million, an increase of $16.3 million, or 4.5%, compared to $366.0 million for the same period in the prior year. The increase resulted primarily from double digit increases in net sales in our Canadian geography and in our export and other developing markets business and single digit increases in our Dropship fulfillment operations. Our West Coast geography and in our National Accounts remained flat year over year. These increases were partially offset by single digit declines in our Northeast and Midwest geographies.

Gross profit. Gross profit increased by $6.8 million, or 5.9%, from $115.6 million for the nine month period ended October 3, 2009 to $122.4 million for the nine month period ended October 2, 2010. The increase in gross profit resulted both from higher sales volumes and gross margins. Gross margin was 31.6% for the nine month period ended October 3, 2009 versus 32.0% for the nine month period ended October 2, 2010. The increase in gross margin was primarily due to improved product sales mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $115.3 million, or 31.5%, of sales for the nine month period ended October 3, 2009 compared to $114.6 million or 30.0% of sales for the nine month period ended October 2, 2010. The lower year-over-year expenses resulted primarily from decreases in bad debt expense, depreciation expense, integration costs, warehouse exit cost, and professional fees. These decreases were partially offset by higher expense due to increased employee related costs, advertising and promotional expense, delivery fuel cost, and credit card processing fees related to customer purchases.

Interest expense, net. Interest expense decreased by $0.6 million, or 2.7%, to $21.4 million for the nine months ended October 2, 2010 compared to $22.0 million for the same period in the prior year. The decrease is primarily related to a decrease in variable interest rates.

Income tax (provision) / benefit. The income tax benefit decreased by $5.4 million, to a benefit of $0.3 million for the nine months ended October 2, 2010 from a benefit of $5.7 million for the nine months ended October 3, 2009. Our effective tax benefit rate was 2.0% for the nine months ended October 2, 2010 compared to an effective tax benefit rate of 25.9% for the nine months ended October 3, 2009. This decrease in effective tax benefit rate is primarily due to higher valuation allowances for operating loss carryforwards for federal and state income tax purposes, which primarily offset the income tax benefit, during the fiscal 2010 period. Additionally, both the 2009 and 2010 periods include a benefit related to a reduction in the liability for unrecognized tax benefits due to the lapse of certain statute of limitations for prior periods.

Net income / (loss). Net loss decreased by $3.1 million to a loss of $13.2 million for the nine months ended October 2, 2010, compared to a loss of $16.3 million for the same period in the prior year. The decrease in the net loss is primarily attributed to the increase in sales and gross margin, the decrease in selling, general and administrative expense and the decrease in interest expense; partially offset by the decrease in income tax benefit.

Results by Reportable Segment. Consolidated net sales for the Distribution segment increased $16.7 million, or 4.8%, for the nine months ended October 2, 2010 compared to the same period in the prior year. Net loss for the Distribution segment decreased by $3.6 million for the nine months ended October 2, 2010 compared to the nine months ended October 3, 2009. The decrease in net loss is due primarily to an increase in gross profit and decreases in selling, general and administrative expense and interest expense, partially offset by a decrease in the income tax benefit.

The Retail segment’s sales decreased by $0.4 million, or 2.2%, for the nine months ended October 2, 2010 compared to the same period in the prior year. The Retail segment’s net loss for the nine month period ended October 2, 2010 increased by $0.5 million compared to the same period in the prior year.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities during the nine months ended October 2, 2010 was $18.7 million compared to net cash provided by operating activities of $40.9 million for the nine months ended October 3, 2009. The decrease in net cash provided by operating activities resulted primarily from higher accounts receivable and inventory levels, partially offset by higher accounts payable levels. This decrease in cash for higher net operating assets employed in the business year-over-year was partially offset by a $8.3 million increase in net income adjusted for non-cash charges. Non-cash charges include depreciation and amortization, amortization of deferred financing charges, net gains or losses on sales of property, plant and equipment, deferred income taxes, non-cash stock-based compensation expense, and other non-cash charges.

Investing Activities. Net cash used in investing activities was $3.0 million for the period ended October 2, 2010 compared to $2.6 million used for the period ended October 3, 2009.

Financing Activities. Net cash used by financing activities during the nine month periods ended October 2, 2010 and October 3, 2009 was $1.5 million.

On January 12, 2007, the Company entered into (i) a Term Credit Agreement (the “Term Loan”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Syndication Agent and Documentation Agent, and the other parties named therein, and (ii) a Revolving Credit Agreement (the “Revolver” and, together with the Term Loan, the “Credit Agreement”) by and between the Company, as borrower, Holdings, the Lenders party thereto, Bank of America, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, and the other parties named therein. The Credit Agreements provide the Company with operational flexibility and liquidity to meet its strategic and operational goals. As of October 2, 2010, we had $80.0 million in available cash and borrowing capacity under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements. Less frequent uses of cash can include payments of distributions to Holdings and acquisitions, which may be restricted under our Credit Agreement.

The Credit Agreement contains affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of properties and insurance, and conduct of business. The Credit Agreement also contains negative covenants that limit the ability of the Company and its subsidiaries to, among other things, create liens, dispose of all or substantially all of their properties, including merging with another entity, incur debt, and make investments, including acquisitions. The Revolver includes a springing financial covenant if and when Excess Availability (as defined in the Credit Agreement) does not equal or exceed the greater of (x) ten percent of the then Applicable Borrowing Base (as defined in the Credit Agreement) and (y) $8.0 million, which requires the Consolidated Fixed Charge Ratio (as defined in the Credit Agreement) for the last four consecutive quarters to exceed 1.0 to 1.0. As of October 2, 2010 and for all previous periods from inception of the Revolver, this financial covenant has not been applicable. There are no maintenance financial covenants under the Term Loan. The foregoing restrictions are subject to certain exceptions which are customary for facilities of this type.

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

The Revolver is an asset-based facility with a commitment amount of $125.0 million. The applicable margin on the Revolver is a grid ranging from 1.25% to 1.75% over LIBOR or 0.25% to 0.75% over base rate based on undrawn availability. The Company’s obligations under the Revolver are secured by a first priority security interest in all of the Company’s cash, receivables and inventory and a second priority security interest in the stock of its subsidiaries and all other assets of the Company and Guarantors. As of October 2, 2010, our Revolver had an outstanding balance of $28.3 million. Subsequently, on October 21, 2010, the Company borrowed an additional $20.0 million under the Revolver.

The Credit Agreement consists of our five-year asset-based Revolver with a commitment amount of $125.0 million and our five-year Term Loan amortizing $200.0 million (with an option to increase by an additional $25.0 million). As of October 2, 2010, under the Credit Agreement and our 9.75% Senior Subordinated Notes due 2013 (the “Notes”), we had total indebtedness of $390.1 million. As of October 2, 2010, we had $39.4 million of borrowing availability under the Revolver, subject to customary conditions.

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

Our Credit Agreement matures on January 12, 2012 and the Notes will mature on November 1, 2013. There can be no assurance that additional financing or refinancing will be available on these maturity dates, or when required by the Company. There can also be no assurance that any additional financing or refinancing, if available, will be at terms satisfactory to the Company. See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 and our subsequent filings with the SEC.

Due to the Company’s high degree of leverage, we are exploring the possibility of restructuring its debt obligations and have engaged financial and legal advisors in order to assist in considering all available alternatives in that regard. In the three and nine month periods ended October 2, 2010, the Company has incurred fees of approximately $1.0 million and $1.5 million, respectively, for these advisors which is classified as Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). There can be no assurance that the Company will be successful in restructuring the debt obligations or that any restructuring taken will not impair the rights of debt holders.

Capital Expenditures. We expect to spend approximately $6.0 to $7.0 million on capital expenditures in 2010. Through the nine months ended October 2, 2010, $3.4 million was spent on capital expenditures inclusive of property, plant and equipment and capitalized software costs. Although the Credit Agreement contains restrictions on the total amount of our annual capital expenditures, management believes that the amount of capital expenditures permitted to be made under the Credit Agreement is adequate for our business strategy and to maintain the properties and business of our continuing operations.

Working Capital. Working capital totaled approximately $130.2 million at October 2, 2010 and $127.4 million at January 2, 2010. We maintain sizable inventory in order to help secure our position as a critical link in the industry between suppliers and customers, and believe that we will continue to require working capital consistent with recent past experience. Our working capital needs are seasonal, as we typically build working capital in the winter months in anticipation of the peak spring and summer season, during which time our working capital tends to be reduced.

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

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Commitments Summary

The following table presents our long-term contractual cash obligations as of October 2, 2010.

(in millions)

	Payments Due by Period
	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years	Total
Contractual Obligations
Term loan	$1.9	$184.9	$—	$—	$186.8
Senior subordinated notes	—	—	175.0	—	175.0
Revolving credit facility	—	28.3	—	—	28.3
Operating lease obligations	5.2	8.5	5.5	2.0	21.2
Advisory service fees (1)	3.1	6.2	0.7	—	10.0
Interest on indebtedness (2)	24.2	36.0	1.6	—	61.8

Total contractual cash obligations (3)	$34.4	$263.9	$182.8	$2.0	$483.1

(1)	In connection with the Transaction (as defined in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q), we entered into advisory agreements with Bain Capital Partners, LLC and Advent International Corporation, pursuant to which the respective companies agree to provide certain advisory services in exchange for an annual Advisory Service Fee. See Note 6 “Related Party Transactions” to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q.
(2)	Represents interest on the Notes and interest on the senior credit facility assuming LIBOR of 0.2%. Each increase or decrease in LIBOR of 100 basis points would result in an increase or decrease in annual interest expense on the senior credit facilities of $2.2 million assuming outstanding indebtedness of $215.1 million under our senior credit facilities.
(3)	The obligations above exclude $0.5 million of unrecognized tax benefits for which the Company has recorded liabilities in accordance with ASC Topic 740, “Income Taxes”. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all. See Note 3 to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information on the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

Subsequent to the issuances of the Accounting Standards Codification (“ASC”), the FASB has released Accounting Standard Update (“ASU”) Numbers 2010-01 through 2010-26. The Company has reviewed each of these updates and determined that none have had or will have a material impact on the Company’s financial statements.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This new law provides smaller companies and debt-only issuers with an immediate permanent exemption from the second phase of the Act; the internal control audit requirements. Accordingly, the Company will not be required to comply with the second phase of the Act.

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

Interest Rate Risk and Sensitivity Analysis

On January 12, 2007, the Company entered into the Credit Agreement to refinance its debt and replace the Company’s existing senior secured credit agreement. As of October 2, 2010, the Company’s total indebtedness under the Credit Agreement and the Notes was $390.1 million with approximately $186.8 million outstanding under the Term Loan, $28.3 million outstanding under the Revolver and $175 million in aggregate principal amount outstanding under the Notes. As of October 2, 2010, our exposure to changes in interest rates is related to the Term Loan and the Revolver of $215.1 million which provides for quarterly principal and interest payments at LIBOR plus the applicable margin and matures in 2012. Based on the amount outstanding and affected by variable interest rates, a 100 basis point change would result in an approximately $2.2 million change to interest expense. The interest rate on the Notes is fixed at 9.75%.

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

Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in Exeter Township, Pennsylvania, on November 15, 2010.

KEYSTONE AUTOMOTIVE OPERATIONS, INC.

/s/ EDWARD H. ORZETTI
Edward H. Orzetti
Chief Executive Officer and President

/s/ RICHARD S. PARADISE
Richard S. Paradise
Chief Financial Officer and Executive Vice President